Form 10-Q
period 2011-06-30
NETWORKING PARTNERS INC
filed 2011-08-15
CIK 1518041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition from ____________ to ____________

Commission File Number: 000-54418

NETWORKING PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-0921541
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

857 Sarno Road Melbourne, Florida	32935
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (321) 984-8858

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of  August 12, 2011, there were 14,816,327 outstanding shares of the Registrant's Common Stock, $.001 par value.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NETWORKING PARTNERS, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

		For the Period
		from Inception
		(November 2, 2010)
		Through
	June 30, 2011	December 31, 2010
	(UNAUDITED)
ASSETS
Current assets
Cash	$318	$-
Due from related party	5,300	-
Stock subscriptions receivable	-	7,556

Total Current Assets	5,618	7,556

Non-current assets
Intangible assets - Web Sites (Beta v1)	3,630,000	3,630,000
Intangible assets - Public Pages (Beta v2)	57,683	-

Total non-current assets	3,687,683	3,630,000

Total Assets	$3,693,301	$3,637,556

LIABILITIES and SHAREHOLDERS' EQUITY

Accounts payable	$18,715	$-
Due to related parties	31,553	3,500
Notes payable	71,684	-
Derivative liability	-	3,630,000

Total liabilities	121,952	3,633,500

Common stock: 95,000,000 and 13,000,000 shares authorized; $0.001 par value
0 and 14,816,000 issued and outstanding at December 31, 2010 and June 30, 2011 respectively:	14,816	-
Preferred stock: 5,000,000 and 0 shares authorized; $0.001 par value
0 issued and outstanding at December 31, 2010 and June 30, 2011 respectively:	-	-
Common stock subscribed	-	7,556
Additional paid in capital	3,622,740	-
Accumulated deficit	(66,206)	(3,500)

Total shareholders' equity	3,571,350	4,056

Total liabilities and shareholders' equity	$3,693,301	$3,637,556

The accompanying notes are an integral part of these financial statements.

NETWORKING PARTNERS, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations

	For the three months	For the six months
	ended	ended
	June 30, 2011	June 30, 2011
	(UNAUDITED)	(UNAUDITED)

Revenues	$-	$-

Expenses
General and Administrative	62,706	62,706

Total Expenses	62,706	62,706

Net Loss	(62,706)	(62,706)

Basic and Diluted Profit per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding	7,408,000	7,408,000

The accompanying notes are an integral part of these financial statements.

NETWORKING PARTNERS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows

Six Months Ended
June 30, 2011
(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,706)
Adjustments to reconcile net loss to net cash used in by operating activities:
Changes in operating assets and operating liabilities:
Stock subscription receivable	7,556
Due from related party	(5,300)
Accounts Payable	18,715
Due to related parties	28,053

Net cash used in operating activities	(13,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset - Koiniclub.com (Beta v2)	(57,683)

Net cash used in investing activities	(57,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	71,683

Net Cash Provided By Financing Activities	71,683

NET INCREASE IN CASH AND CASH EQUIVALENTS	318

CASH BEGINNING OF PERIOD	-

CASH END OF PERIOD	$318

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$-
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

NETWORKING PARTNERS, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 - ORGANIZATION, BUSINESS, AND OPERATIONS

Networking Partners, Inc. (the “Company”) was organized under the laws of the State of Nevada on November 2, 2010.The Company´s business is based on developing tools and technology in connection with the acquisition of the same, and partnering with compatible businesses for in-house developed projects aimed at developing networking systems where children could interact electronically with parental guidance. These applications include social networking at its core. For children under thirteen to be introduced to the web and social networking, the law requires parental consent. Children under thirteen have a direct and moderated social networking experience, accompanied by online encrypted security parameters, offered through a platform that ensures privacy of information.

On November 5, 2010, the Company created a wholly owned foreign subsidiary named Koini, Inc, (KOINI) a Canadian corporation located on Prince Edward Island, Canada. Koini was setup as a special purpose company to manage and continually develop koini.com and koiniclub.com, two fully functional social networking web-sites purchased from a third party on December 21, 2010. The websites were purchased by the Company to have Koini run and manage. Koini.com and koiniclub.com target market is young people between the ages of 13 – 35 (although there is no age limit). The functionality of the websites is comparable to the combination of Facebook, Twitter and Myspace networking applications. The websites’ customizable profiles and pages provide a Myspace feel and the functionality of its ‘Friending’ and “Groups” provide a Facebook feel.  As of March 31, 2011, koini.com and koiniclub.com had accumulated approximately 200,000 members.

NOTE 2 - DEVELOPMENT STAGE ENTERPRISE

The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company is primarily engaged in the development of social media platforms. The initial focus of the Company’s research and development efforts will be the generation of products and services for web-sites geared toward the children’s market. The production and marketing of the Company’s web-sites and its ongoing research and development activities will be subject to extensive review by the Company’s management and Board of Directors. The Company’s success will depend in part on its ability to generate advertising sales. There can be no assurance of the Company’s successful efforts.

For the quarter ended June 30, 2011, there were no revenues. The accompanying financial statements for the quarter ended June 30, 2011 have been prepared assuming the Company will continue as a going concern. During this fiscal year 2011, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s financial needs. Revenues are anticipated to commence once its advertising sales commence, internal currency, Koini Credits system, paid competition, and many other revenue streams are implemented.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NETWORKING PARTNERS, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has an accumulated deficit of $62,706, with no revenues during the quarter ended June 30, 2011; and finally has a working capital deficiency of $13,097 at June 30, 2011.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The consolidated financial statements include the accounts of Networking Partners, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets. The Company has included the results of operations of acquired companies from the date of acquisition.

Cash and Cash Equivalents- For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Revenue Recognition.  In October 2009, FASB amended the accounting standard for multiple deliverable revenue arrangements, which provided updated guidance on whether multiple deliverables exist, how deliverables in an arrangement should be separated, and how consideration should be allocated. This standard eliminates the use of the residual method and will require arrangement consideration to be allocated based on the relative selling price for each deliverable. The selling price for each arrangement deliverable can be established based on vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) if VSOE is not available. The new standard provides additional flexibility to utilize an estimate of selling price (“ESP”) if neither VSOE nor TPE is available.

The Company elected to early adopt this accounting standard, at inception, on a prospective basis. The adoption of this standard did not have a significant impact on the Company’s revenue recognition for multiple deliverable arrangements. Upon adoption, the selling prices for certain custom advertising solutions may use the best estimate of selling price as provided under the new standard. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, cash flows, or results of operations for the quarter ended June 30, 2011.

In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the related fee is reasonably assured. The Company’s arrangements generally do not include a provision for cancellation, termination, or refunds that would significantly impact revenue recognition.

Revenue is generated from several offerings including the display of graphical advertisements (“display advertising”), and other sources.

NETWORKING PARTNERS, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

The Company recognizes revenue from display advertising on koini.com, koiniclub.com and affiliate sites as “impressions” are delivered. Impressions are delivered when an advertisement appears in pages viewed by users. Arrangements for these services generally have terms of up to one year and in some cases the terms may be up to three years. For display advertising on affiliate sites, the Company will pay affiliates for the revenue generated from the display of these advertisements on the affiliate sites. Traffic acquisition costs (“TAC”) are payments made to third-party entities that have integrated the Company’s advertising offerings into their Websites or other offerings and payments made to companies that direct consumer and business traffic to koini.com and/or koiniclub.com. The display revenue derived from these arrangements that involve traffic supplied by affiliates is reported gross of the TAC paid to affiliates as the Company is the primary obligor to the advertisers who are the customers of the display advertising service.

The Company has not yet begun offering customized display advertising solutions to advertisers. These customized display advertising solutions combine the Company’s standard display advertising with customized content, customer insights, and campaign analysis. Due to the unique nature of these products, the Company may not be able to establish selling prices based on historical stand-alone sales or third-party evidence; therefore, the Company may use its best estimate to establish selling prices. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, class of advertiser, size of transaction, seasonality, margin objectives, observed pricing trends, available online inventory, industry pricing strategies, and market conditions. The Company believes the use of the best estimates of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.

Comprehensive Income (Loss) - The Company reports Comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2011.

Deferred Taxes- The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2011.

NETWORKING PARTNERS, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

Stock-Based Compensation- The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended June 30, 2011.

Recent Accounting Pronouncements

In March 2010, the FASB issued Accounting Standard Update No. 2010-11 “Derivatives and Hedging” (Topic 815). ASU No. 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.”

NETWORKING PARTNERS, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.

NOTE 5 - INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the period ended June 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

NOTE 6 - INTANGIBLE ASSET

On December 21, 2010, the Company acquired two web-sites, koini.com and koiniclub.com, from a Canadian entity, Anne’s Diary Inc., in the amount of $3,630,000 via a stock subscription agreement. The agreement stated that the Company must amend its Articles of Incorporation to increase authorized common stock to enable the distribution of the appropriate amount of shares to Anne’s Diary Inc., in an amount equal 49% of issued and outstanding, immediately following the approved Certificate of Amendment in the State of Nevada, no later than 180 days of the transaction. On April 12, 2011, the Company issued 7,260,000 common shares to Anne´s Diary, Inc consummating the purchase of the social networking websites as per agreement.

Intangible assets are carried at cost and amortized over their estimated useful lives, generally on a straight-line basis. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.

The Company has intangible assets as of June 30, 2011:

June 30, 2011

Koini.com & Koiniclub.com (Beta v1)	$3,630,000
Koini – Public Pages (Beta v2)	$57,683
Total Intangible Assets	$3,687,683

NETWORKING PARTNERS, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

The intangible assets are in Beta phase and, accordingly, no amortization has been applied until each phase is complete and ready to generate revenue. Management estimates the Beta phase will end during the third or fourth quarter of 2011.

NOTE 7  - STOCKHOLDERS’ EQUITY

A) Common Stock

The company’s Articles of Incorporation authorize the issuance of 95,000,000 common shares at $0.001 par value per share.

On April 12, 2011, the Company issued 7,260,000 common shares to Anne´s Diary, Inc consummating the purchase of the social networking websites as per agreement.

On April 27, 2011 the Company issued 7,556,327 common shares that were subscribed by various investors.

The total amount of issued and outstanding share for the period ended March 31, 2011 was 14,816,327.

B) Preferred Stock

The company’s Articles of Incorporation authorize the issuance of 5,000,000 preferred shares at $0.001 par value per share. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

No preferred shares have been issued.

NOTE 9  - NOTES PAYABLE

On May 16, 2011, we entered into a loan agreement with Hatton Wireless Limited, a non-affiliate company based in the United Kingdom. In the Loan Agreement, Hatton agreed to loan up to $200,000. The Loan is due November 15, 2011. The loan bears interest at a rate of 10% and if there is a default, the interest will increase from 10% to 25%. Finally, the loan is unsecured and is not convertible into securities of the Company. We have received advances under this loan agreement as follows:

May 25, 2011	$15,875
May 26, 2011	$47,809
June 15, 2011	$8,000
Total	$71,684

The Company has also received $31,553 in respect of advances from related parties.

NOTE 10  - SUBSEQUENT INFORMATION

None.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Forward - Looking Statement

The following discussion and analysis of the results of operations and financial condition of Networking Partners, Inc.. should be read in conjunction with the unaudited financial statements, and the related notes. References to “we,” “our,” or “us” in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

•	the volatile and competitive nature of our industry,
•	the uncertainties surrounding the rapidly evolving markets in which we compete,
•	the uncertainties surrounding technological change of the industry,
•	our dependence on its intellectual property rights,
•	the success of marketing efforts by third parties,
•	the changing demands of customers and
•	the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

Overview

Business Development

Proposed Milestones to Implement our Business Operations

The following milestones are estimates only.  The working capital requirements and the projected milestones are approximations only and subject to adjustment based on costs and needs.  Our 12 month budget is based on minimum operations which will be completely funded by the $2,500,000 raised through our recently approved public offering.  If we begin to generate profits, we will increase our marketing and sales activity, accordingly.

We estimate revenue to begin in the fourth quarter of 2011.  The costs associated with operating as a public company are included in our budget.  Management will be responsible for the preparation of the required documents to keep the costs to a minimum.

We plan to complete our milestones as follows. The columns also take into account what we will be able to achieve with the minimum raised (supplemented by loans from two of our officers) and what we could do if the maximum funding is raised.

Milestones achievable at minimum and maximum funding levels

$200,000 raised		$2.5 million raised

Redesign of site	Aug. 2011	Redesign of site	Aug. 2011
Complete Shiny ads implementation	Sept. 2011	Complete Shiny ads implementation	Sept. 2011
Roll out full functioning Credits	Sept. 2011	Roll out full functioning Credits	Sept. 2011
Roll out of API	Nov. 2011	Roll out of API	Sept. 2011
200,000 members	Nov, 2011	200,00 members	Sept. 2011
Roll our mobile site	Nov. 2011	Roll out mobile site	Oct. 2011
Marketing for online ads and comps	Dec. 2011	Sales Operation for sponsored comps	Aug 2011
Sales operation for sponsored comps	Dec. 2011	Development of iPhone App	Aug 2011
Development of iPhone app	Jan 2012	Launch of iPhone App	Aug 2011
Launch of iPhone app	Mar 2012	Marketing Launch	Aug 2011
Marketing Launch	Apr 2012	Continued roll out of ‘Build out’ features	Aug 2011
		Evaluation of Marketing and mobile launch	Sept 2011
		600,000 members	Dec 2011
		2nd Sales Operation for sponsored comps	Jan 2012
		Evaluation of Shiny ads platform	Feb 2012
		Develop Koini ad platform	Mar 2012
		1,000,000 members	Apr 2012

Please see discussion below for an explanation of each project.

Complete the redesign of the site. This redesign encompasses upgrades to functionality that will enhance potential revenues from increased page views:

The gallery section is launched on the site but is an ongoing development project as image sharing is one of the most popular social activities.

•
The functionality to make groups “public,” i.e., searchable. The ability to make groups public, i.e., viewable without being signed into Koini Club, is something that would be appropriate for businesses or groups who want to attract members and support from outside of Koini Club.  These groups, although public, would offer little interaction for the non-registered user as they would have to be a member to join the discussion. This works for Koini in that it comes into our central “safety” culture; however, by being “semi-public,” the group owner can obtain search “juice” for their cause, project or business, as well as Koini.

•
Dynamic profile view. Google’s instant search is typical of how Internet companies are looking to cut down the amount of time it takes to achieve “information gratification.” Twitter cut blogging down to posts of no more than 140 characters. Speed is what people want, so by creating a dynamic profile section, members can get snap shot information as they browse without having to leave the current page.

•
Enhanced gadgets. The gadgets on the site require updating and bringing in line with the new design and functionality required by that design. We are working on having a small amount of new gadgets at launch

Complete “Open Registration” filters:

•	Filtering for under 18 members to have “email request filter” added to 18+ (ages) friend requests.
•	Group filtering or age appropriate function

The opening of the site to all age groups has to fit in with our core principal of safety, especially safety for younger people. The filters that are being implemented will allow the extension of the site, but will essentially “ring-fence” our younger members.

•
Complete the implementation of text and video chat. Text and video chat is already immensely popular with Koini Club members; however, the method of choice is “Tiny Chat” or MSN instant messaging. Tiny Chat is a nice tool but the public system is un-moderated and open to all (subject to chat group owner’s rules). Koini believes that for younger members, it would be safer to offer an in-house solution and for 18+ members, it was an essential piece of functionality. We, therefore, brought in the Tiny Chat system into our groups and integrated it so that members may use the Tiny Chat functionality using their usernames on Koini. Our own chat system is available directly from every page. Both systems are under evaluation for effectiveness.

•
Complete Public Pages and Sponsored Competitions. The public pages and competitions section is very important to revenue generation and the central core of the revenue model of the site.  Having completed 70% of the work required for this section, as of the date of this prospectus, we anticipate being able to launch the new design on schedule.

Complete the implementation of Shiny Ads platform:

•	Including the initial work on a contextual element within the platform
•	Implement an advertising sales program

The Shiny Ads platform allows businesses to advertise on the platform with little interaction (other than reviewing ads) by Koini staff. Shiny Ads has also agreed to work with Koini to create a contextual based ad system with Koini Club as the test site.

An evaluation of the performance of the Shiny Ads platform will be made after a testing period. The ideal would be to create our own internal platform at a later stage of development.

Complete the implementation of the Koini Credits system. This system is active but requires completion in the following area:

1.	Predefined awarding of Credits
2.	Random daily log in Credits
3.	Internal Payment System

Koini Credits will become a very important part of the site as it is being integrated with almost everything on the site. Predefined actions, such as logging on, will encourage people to visit the site each day in the search for more Credits. Credits have a function for competitions, where members can “buy” into competitions with Credits. If member does not have the required Credits to enter a competition and wants to get started right away, then they will have to purchase Credits. The purchase system for Credits has been built and simply requires further integration to be active.

Completion of the mobile platform. A thinned out mobile optimized site will be launched to cater to those who desire accessing the site via mobile devices, which is currently around 4,000 times per month.

Development of Application Programming Interface (API). The API will allow several functions, some of those that are planned developments are:

•	Applications by developers, creating games and other programs that members can use on the site.
•	A Koini Credits system which can be integrated on advertisers’ or sponsors’ sites where, for the fee they pay us, Credits can be earned for taking predetermined actions on their sites.

Sales operation for sponsored competitions. The sponsored competitions and special deals section that will be available in the public pages section are available to be automated; however, there will be a requirement to have a sales team presenting this to businesses and helping them create pages, which we currently do not have.

Development of the Koini Club i-Phone Application.  Although an optimized mobile platform will have been launched, it will not have specific functionality for mobile phones. Smartphone applications will provide this functionality. As our budget allows, there are various functionalities that could be included beyond simply posting and checking on friends:

•
Checking on “discount deals” through the sponsored competition section based on location. This could be a “push” through SMS. For example should someone be visiting a new city on business, they could elect to receive Koini Alerts on deals they could get in that city that they would not normally get based on their IP location.

•
Augmented reality that “discovers” various options. Augmented reality is where the screen of a mobile application can be used as a camera on your immediate world; however, information about that environment can be overlaid over an image.

Evaluation of mobile application launch.  Subject to the take-up feedback and penetration of the mobile application, we intend to evaluate further integration of mobile functionality --  functionality such as a “discovery” method that could be chosen by a member via his or her mobile app. This would allow Koini friends to know when a friend is close by them. There is even potential for augmented reality once more, where a room could be “swept” on your mobile device where those Koini members, who are opened to be “discovered” by other Koini members, can be identified. Clearly, the privacy issue and safety are at the forefront of everything that Koini does, so enhanced protections will be in place with this kind of discovery as an “opt-in” rather than an “opt-out.”

12 month evaluation.  As much as the milestones within this section represent an outline of the intended path of the site over the next 12 months, constantly changing attitudes toward social networks, the expectation of members and the constant march of technological progress require that the site be evaluated on a regular basis. Given the fact that Koini Club’s purpose is to create a social platform around competitions, which has not been done before, regular evaluation takes place.

Results for the three months ended June 30 2011:

The Company had no revenues for the three months ended June 30, 2011. The general and administration costs were $32.001; and the legal and professional fees were $30,705. The total expenditure for the three months ended June 30 was $62,706.

The net loss from the Company’s operations was $(62,706) for the three months ended June, 2011.

Also, the Company did not pay any interest as interest was not due within this quarter.

Based on 7,408,000 weighted average shares outstanding for the three months ended June 30, 2011, the loss per share was $(0.02).

Results for the six months ended June 30 2011:

The Company had no revenues for the six months ended June 30, 2011. The general and administration costs were $32.001; and the legal and professional fees were $30,705. The total expenditure for the six months ended June 30 was $62,706.

The net loss from the Company’s operations was $(62,706) for the six months ended June, 2011.

Also, the Company did not pay any interest as interest was not due within the period January to June 2011.

Based on 7,408,000 weighted average shares outstanding for the six months ended June 30, 2011, the loss per share was $(0.02).

Liquidity and Capital Reserves:

Through the six months ended June 30, 2011 we have relied on advances of $103,237. As of June 30, 2011, the Company had cash of $318 and a working capital deficit of $13,097.

It is the Company’s intention to seek additional debt which we plan to use to use for working capital and to implement a marketing program to increase awareness of our websites and also to expand our operations.
Depending upon market conditions, the Company may not be successful in raising sufficient additional capital for it to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

The Company's executive offices are based in Melbourne (Florida) and have a full time staff of three.

There is no guarantee that the Company will be successful in its attempt to raise capital sufficient to meet its cash requirements for the next twelve months. If the Company is not successful in its effort to raise sufficient capital to meet its cash requirements, the business will fail and the Company will cease to do business.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including Enzo Taddei, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2011, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011 and found our internal control over financial reporting to be effective.  In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses and Significant Deficiencies

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of June 30, 2011.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, we did not make any changes in our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not aware of any threatened or pending litigation against the Company.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Since our incorporation on November, 2, 2010, we have issued the following securities without registration under the Securities Act of 1933, as amended:

From November 2, 2010, to November 20, 2010, we received subscriptions for an aggregate of 7,556,327 restricted shares of our common stock from 13 investors who were not citizens or residents of the United States (including 500,000 shares to our Chief Financial Officer, Enzo Taddei) and one (1) U.S resident, our President, Pino G. Baldassarre.  The consideration for such issuances was $0.001 per share, which is the par value of our common stock. Certificates for these 7,556,327 shares were actually issued on April 27, 2011, when the Company received payment in full for these 7,556,327 shares on April 27, 2011.

Sub-Total: 7,556,327 shares of common stock outstanding after this issuance.

On December 21, 2010, we entered into a Websites Purchase Agreement with Anne’s Diary, Inc. pursuant to which we acquired our www.koini.com and www.koiniclub.com web sites in exchange for 7,260,000 shares of our common stock valued at $.50 per share. We issued the 7,260,000 shares to Anne’s Diary, Inc. on April 12, 2011.

Total: 14,816,327 shares of common stock outstanding after the issuance.

On April 14, 2011, we issued a $50,000 Convertible Note to our President, Pino G. Baldassarre. The note bears interest at the rate of 10% per annum and is due and payable on or before October 14, 2011.  Mr. Baldassarre has made advances to or on behalf of the Company in the amount of $3,500 since our inception and has verbally committed to advance an additional $46,500 to fund our operations over the next few months.  The note is convertible into shares of our Common Stock at a conversion rate of $.10 per share.  The note holder can convert the principal and accrued interest on the note into shares of our Common Stock.

A total of 14,316,327 shares were issued to 14 investors who were not citizens or residents of the United States in reliance on the exemption under Regulation S promulgated under the 33 Act.

We believe that Regulation S was available to us because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;
•	We placed Regulation S required restrictive legends on all certificates issued;
•	No offers or sales of stock under the Regulation S offering were made to persons in the United States; and
•	No direct selling efforts of the Regulation S offering were made in the United States.

The 500,000 shares of common stock and the Convertible Note issued to Pino G. Baldassarre, an officer and director of the Company, were issued in reliance on the exemption from registration pursuant to Section 4(2) of the 33 Act.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit No.	Document Description

3.1(i)*	Articles of Incorporation filed with the Nevada Secretary of State on November 2, 2010.

3.1(ii) *	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 5, 2011.

3.1(iii)*	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2011.

3.2*	Bylaws.

4.1*	Specimen Stock Certificate.

5.1**	Opinion and Consent of Law Offices of David E. Wise, P.C.

10.1*	Websites Purchase Agreement dated December 21, 2010, by and between Networking Partners, Inc. and Anne’s Diary, Inc.

10.2*	Subscription Agreement for Regulation S Offering of Common Stock (template)

10.3*	$50,000 Convertible Note dated April 14, 2011, issued to Pino G. Baldassarre

10.4**	$200,000 Loan Agreement dated May 16, 2011, between Hatton Wireless Limited and Networking Partners, Inc.

14*	Code of Business Conduct and Ethics Adopted April 11, 2011.

23.1**	Consent of Labrozzi & Company, P.A.

24.1*	Power of Attorney (included in signature page)

99.1*	Subscription Agreement (Amended).

99.2*	Notice of Debt Conversion dated May 25, 2011

31.1**	Certification under Section 302 of Sarbanes-Oxley Act of 2002

31.2**	Certification under Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification under Section 906 of Sarbanes-Oxley Act of 2002

32.2**	Certification under Section 906 of Sarbanes-Oxley Act of 2002

*         Exhibits incorporated herein by reference. File No. 333-173790
**       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORKING PARTNERS, INC.

Date: August 15, 2011	/s/Pino G. Baldassarre
Pino G. Baldassarre
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)