Form 10-Q/A
period 2011-06-30
NETWORKING PARTNERS INC
filed 2011-08-22
CIK 1518041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011, originally filed on August 15, 2011, is to file the Interactive Data (XBRL) Exhibit required to be filed with the report.  We have also amended the following:

To correct the issued and outstanding Common Stock as of June 30, 2011 on the Balance Sheet;

To correct the date as of June 30, 2011 in Note 1 to the Financial Statements;

To correct the date as of June 30, 2011 in Note 7 to the Financial Statements; and

To adjust the numbering of the last two Notes to the Financial Statements to Note 8 and Note 9, respectively, as they were labeled originally as Note 9 and Note 10.

No other material changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, except as described above, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any other disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NETWORKING PARTNERS, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

		For the Period
		from Inception
		(November 2, 2010)
		Through
	June 30, 2011	December 31, 2010
	(UNAUDITED)
ASSETS
Current assets
Cash	$318	$-
Due from related party	5,300	-
Stock subscriptions receivable	-	7,556

Total Current Assets	5,618	7,556

Non-current assets
Intangible assets - Web Sites (Beta v1)	3,630,000	3,630,000
Intangible assets - Public Pages (Beta v2)	57,683	-

Total non-current assets	3,687,683	3,630,000

Total Assets	$3,693,301	$3,637,556

LIABILITIES and SHAREHOLDERS' EQUITY

Accounts payable	$18,715	$-
Due to related parties	31,553	3,500
Notes payable	71,684	-
Derivative liability	-	3,630,000

Total liabilities	121,952	3,633,500

Common stock: 95,000,000 and 13,000,000 shares authorized; $0.001 par value
0 and 14,816,327 issued and outstanding at December 31, 2010 and June 30, 2011 respectively:	14,816	-
Preferred stock: 5,000,000 and 0 shares authorized; $0.001 par value
0 issued and outstanding at December 31, 2010 and June 30, 2011 respectively:	-	-
Common stock subscribed	-	7,556
Additional paid in capital	3,622,740	-
Accumulated deficit	(66,206)	(3,500)

Total shareholders' equity	3,571,350	4,056

Total liabilities and shareholders' equity	$3,693,301	$3,637,556

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

On November 5, 2010, the Company created a wholly owned foreign subsidiary named Koini, Inc, (KOINI) a Canadian corporation located on Prince Edward Island, Canada. Koini was setup as a special purpose company to manage and continually develop koini.com and koiniclub.com, two fully functional social networking web-sites purchased from a third party on December 21, 2010. The websites were purchased by the Company to have Koini run and manage. Koini.com and koiniclub.com target market is young people between the ages of 13 – 35 (although there is no age limit). The functionality of the websites is comparable to the combination of Facebook, Twitter and Myspace networking applications. The websites’ customizable profiles and pages provide a Myspace feel and the functionality of its ‘Friending’ and “Groups” provide a Facebook feel.  As of June 30, 2011, koini.com and koiniclub.com had accumulated approximately 200,000 members.

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

The total amount of issued and outstanding share for the period ended June 30, 2011 was 14,816,327.

B) Preferred Stock

The company’s Articles of Incorporation authorize the issuance of 5,000,000 preferred shares at $0.001 par value per share. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

No preferred shares have been issued.

NOTE 8  - NOTES PAYABLE

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

NOTE 9  - SUBSEQUENT INFORMATION

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

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit No.	Document Description

3.1(i)*	Articles of Incorporation filed with the Nevada Secretary of State on November 2, 2010.

3.1(ii) *	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 5, 2011.

3.1(iii)*	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2011.

3.2*	Bylaws.

4.1*	Specimen Stock Certificate.

5.1**	Opinion and Consent of Law Offices of David E. Wise, P.C.

10.1*	Websites Purchase Agreement dated December 21, 2010, by and between Networking Partners, Inc. and Anne’s Diary, Inc.

10.2*	Subscription Agreement for Regulation S Offering of Common Stock (template)

10.3*	$50,000 Convertible Note dated April 14, 2011, issued to Pino G. Baldassarre

10.4**	$200,000 Loan Agreement dated May 16, 2011, between Hatton Wireless Limited and Networking Partners, Inc.

14*	Code of Business Conduct and Ethics Adopted April 11, 2011.

23.1**	Consent of Labrozzi & Company, P.A.

24.1*	Power of Attorney (included in signature page)

99.1*	Subscription Agreement (Amended).

99.2*	Notice of Debt Conversion dated May 25, 2011

31.1**	Certification under Section 302 of Sarbanes-Oxley Act of 2002

31.2**	Certification under Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification under Section 906 of Sarbanes-Oxley Act of 2002

32.2**	Certification under Section 906 of Sarbanes-Oxley Act of 2002

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

*         Exhibits incorporated herein by reference. File No. 333-173790
**       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORKING PARTNERS, INC.

Date: August 22, 2011	/s/ Pino G. Baldassarre
Pino G. Baldassarre
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2011	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)