Form 10-Q
period 2011-09-30
NETWORKING PARTNERS INC
filed 2011-11-21
CIK 1518041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 14, 2011, there were 15,385,484 outstanding shares of the Registrant's Common Stock, $.001 par value.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

NETWORKING PARTNERS, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheet

		For the Period from
		Inception
		(November 2, 2010)
		Through
	September 30,	December 31,
	2011	2010
	(UNAUDITED)
ASSETS
Cash & Bank	$1,795	$-
Due from related parties	5,389	-
Stock subscriptions receivable	-	7,556

Total Current Assets	7,184	7,556

Intangible assets - Web Sites (Beta 1)	3,630,000	3,630,000
Intangible assets - Public Pages (Beta 2)	101,183	-

Total Fixed Assets	3,731,183	3,630,000

Total Assets	$3,738,367	$3,637,556

LIABILITIES and SHAREHOLDERS' EQUITY

Accounts Payable	$66,157	$-
Due to shareholders	3,874	3,500
Derivative liability	-	3,630,000

Total liabilities	70,031	3,633,500

Common Stock: 95,000,000 and 13,000,000 shares authorized; $0.001 par value, 15,385,157 and
zero shares issued and outstanding at September 30, 2011 and December 31, 2010 respectively	15,385	-
Preferred Stock: 5,000,000 shares authorized; $0.001 par value, no shares issued and outstanding	-	-
Common stock subscribed	20,000	7,556
Additional Paid In Capital	3,776,935	-
Accumulated Deficit	(143,983)	(3,500)

Total shareholders' equity	3,668,337	4,056

Total Liabilities and Shareholders´ Equity	$3,738,367	$3,637,556

NETWORKING PARTNERS, INC.
(A Development Stage Company)
Condensed Consolidated Statement of Operations
For the Three and Nine month period ended September 30, 2011

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(UNAUDITED)	(UNAUDITED)

Revenues	$1,797	$1,797

Cost of Sales	237	237

Gross Profit	1,560	1,560

Operating Expenses
General and Administrative	54,521	83,332
Professional Services	24,815	55,520

Total Operating Expenses	79,336	138,852

Net loss before other expenses	(77,777)	(137,293)

Other Expenses
Interest expense	(3,190)	(3,190)

Total other expenses	(3,190)	(3,190)

Net Profit / Loss	$(80,967)	$(140,483)

Basic and Diluted Profit per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding	9,940,573	9,940,573

NETWORKING PARTNERS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows

Nine Months Ended
September 30, 2011
(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(140,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and operating liabilities:
Stock subscription receivable	7,556
Due from related parties	(5,389)
Accounts Payable	66,157
Due to shareholders	374

Net cash used in operating activities	(71,785)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset - Koiniclub.com (Beta v2)	(101,183)

Net cash used in investing activities	(101,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds for stock subscriptions	20,000
Common stock converted	569
Additional Paid In Capital	154,194

Net Cash Provided By Financing Activities	174,763

NET INCREASE IN CASH AND CASH EQUIVALENTS	$1,795

CASH BEGINNING OF PERIOD	$-

CASH END OF PERIOD	$1,795

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$3,190
Income taxes	$-

NETWORKING PARTNERS, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011

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

On November 5, 2010, the Company created a wholly owned foreign subsidiary named Koini, Inc, (KOINI) a Canadian corporation located on Prince Edward Island, Canada. Koini was setup as a special purpose company to manage and continually develop koini.com and koiniclub.com, two fully functional social networking web-sites purchased from a third party on December 21, 2010. The websites were purchased by the Company to have Koini run and manage. Koini.com and koiniclub.com’s target market is young people between the ages of 7 and 13. The functionality of the websites is comparable to the combination of Facebook, Twitter and Myspace’s networking applications. The websites’ customizable profiles and pages provide a Myspace feel and the functionality of its ‘Friending’ and “Groups” provide a Facebook feel.

On August 20, 2011 the board of directors decided to change the legal name of Koini Inc (Canada) to Networking Partners Canada Inc.

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

For the quarter ended September 30, 2011, there was $1,797 of Koini Credits revenue. The accompanying financial statements for the quarter ended September 30, 2011 have been prepared assuming the Company will continue as a going concern.

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

NETWORKING PARTNERS, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has an accumulated deficit of $143,983. The revenue for this quarter ended September 30, 2011 was $ 1,797; and finally has a working capital deficiency of $82,847 at September 30, 2011.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The consolidated financial statements include the accounts of Networking Partners, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets. The Company has included the results of operations of acquired companies from the date of acquisition.

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

The Company elected to early adopt this accounting standard, at inception, on a prospective basis. The adoption of this standard did not have a significant impact on the Company’s revenue recognition for multiple deliverable arrangements. Upon adoption, the selling prices for certain custom advertising solutions may use the best estimate of selling price as provided under the new standard. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, cash flows, or results of operations for the quarter ended September 30, 2011.

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
September 30, 2011

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2011.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2011.

NETWORKING PARTNERS, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011

Stock-Based Compensation- The Company has accounted for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended September 30, 2011.

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
September 30, 2011

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

NOTE 5 - SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures about Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2010.

NOTE 6 - INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the period ended September 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

NOTE 7 - INTANGIBLE ASSET

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

NETWORKING PARTNERS, INC.
(A Development Stage Company)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
September 30, 2011

The Company has intangible assets as of September 30, 2011:

September 30, 2011

Koini.com & Koiniclub.com	$3,630,000
Koini – Public Pages (Beta V1)	$101,183
Total Intangible Assets	$3,731,183

NOTE 8  - STOCKHOLDERS’ EQUITY

A) Common Stock

The company’s Articles of Incorporation authorize the issuance of 95,000,000 common shares at $0.001 par value per share.

On September 30 2011 the Company issued 249,473 common restricted shares to Hatton Wireless Limited (A United Kingdom based limited company). The shares were issued as a conversion of 74,841.03 of debt at 30 cents per share.

On September 30, 2011 the Company issued 319,684 common restricted shares to Anne´s Diary, Inc. The shares were issued as a conversion of 79,921.03 of debt at 25 cents per share.

The total amount of issued and outstanding share for the period ended September 30, 2011 was 15,385,484.

B) Preferred Stock

The company’s Articles of Incorporation authorize the issuance of 5,000,000 preferred shares at $0.001 par value per share. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

No preferred shares have been issued.

NOTE 9  - NOTES PAYABLE

Between May 25, 2011 and June 15, 2011, the company received loans totaling of $71,684 from a company called Hatton Wireless Limited, a non-affiliate from the United Kingdom. These loans would become due on November 15, 2011. The loan would bear an interest at a rate of 10% and if there was a default, the interest would increase from 10% to 25%.

On September 30 2011 Hatton Wireless Limited elected to convert the $71,684 loan plus the $3,157 of accrued interest into 249,473 common restricted shares at 30 cents per share.

The Company also received advances totaling of $79,921 from Anne´s Diary Inc (a related party). These advance were converted into common restricted stock at 25 cents per share, hence the Company issued a total of 319,684 shares.

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

Overview

Business Development

Results for the three months ended September 30 2011:

The Company had revenues amounting to $1,797 for the three months ended September 30, 2011. The general and administration costs were $54,521; and the legal and professional fees were $24,815. The total expenditure for the three months ended September 30 was $79,336.

The net loss from the Company’s operations was $(77.777) for the three months ended September 30, 2011.

Also, the Company paid interest amounting to $3,190.

Based on 9,940,573 weighted average shares outstanding for the three months ended September 30, 2011, the loss per share was $(0.01).

Results for the nine months ended September 302011:

The Company had revenues amounting to $1,797 for the nine months ended September 30, 2011. The general and administration costs were $83,332; and the legal and professional fees were $55,520. The total expenditure for the nine months ended September 30 was $138,852.

The net loss from the Company’s operations was $(140,483) for the nine months ended September 30, 2011.

Also, the Company paid interest amounting to $3,190.

Based on 9,940,573 weighted average shares outstanding for the three months ended September 30, 2011, the loss per share was $(0.01).

Liquidity and Capital Reserves:

Through the nine months ended September 30, 2011 we have relied on advances of $181.069,59.

As of September 30, 2011, the Company had cash of $1,795 and a working capital deficit of $(62,847).

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

We conducted an evaluation under the supervision and with the participation of our management, including Enzo Taddei, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2011, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011 and found our internal control over financial reporting to be effective.  In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Identified Material Weaknesses and Significant Deficiencies

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of September 30, 2011.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, we did not make any changes in our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not aware of any threatened or pending litigation against the Company.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Since June 30, 2011, we issued the following unregistered securities:

On September 30, 2011 the Company issued 249,473 common restricted shares to Hatton Wireless Limited (a United Kingdom based limited company). The shares were issued as a conversion of $74,841.03 of debt at 30 cents per share.

On September 30, 2011 the Company issued 319,684 common restricted shares to Anne´s Diary, Inc. The shares were issued as a conversion of $79,921.03 of debt at 25 cents per share.

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

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit No.	Document Description

3.1(i)*	Articles of Incorporation filed with the Nevada Secretary of State on November 2, 2010.

3.1(ii) *	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 5, 2011.

3.1(iii)*	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2011.

3.2*	Bylaws.

4.1*	Specimen Stock Certificate.

10.1*	Websites Purchase Agreement dated December 21, 2010, by and between Networking Partners, Inc. and Anne’s Diary, Inc.

10.2*	Subscription Agreement for Regulation S Offering of Common Stock (template)

10.3*	$50,000 Convertible Note dated April 14, 2011, issued to Pino G. Baldassarre

10.4*	$200,000 Loan Agreement dated May 16, 2011, between Hatton Wireless Limited and Networking Partners, Inc.

14*	Code of Business Conduct and Ethics Adopted April 11, 2011.

99.1*	Subscription Agreement (Amended).

99.2*	Notice of Debt Conversion dated May 25, 2011

31.1**	Certification under Section 302 of Sarbanes-Oxley Act of 2002

31.2**	Certification under Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification under Section 906 of Sarbanes-Oxley Act of 2002

32.2**	Certification under Section 906 of Sarbanes-Oxley Act of 2002

101**	Interactive data Files pursuant to Rule 405 of regulation S-T.

*         Exhibits incorporated herein by reference. File No. 333-173790
**       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORKING PARTNERS, INC.

Date: November 21, 2011	/s/ Sara B. Stockdale
Sara B. Stockdale
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2011	/s/ Enzo Taddei
Enzo Taddei
Chief Financial Officer
(Principal Accounting and Financial Officer)