Form 10-K
period 2011-12-31
NETWORKING PARTNERS INC
filed 2013-02-19
CIK 1518041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________

Commission File Number 000-54418

NETWORKING PARTNERS, INC

(Exact name of registrant as specified in its charter)

Nevada	45-0921541
(State of Incorporation)	(IRS Employer Identification No.)

857 Sarno Road, Melbourne, Florida 32935

(Address of principal executive offices)

Registrant’s telephone number, including area code: (321) 200-0142

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit or post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2012) was zero (0), since our common stock is not traded in any market.

As of February 19, 2013, there were 15,445,484 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY STATEMENT

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Some of the statements contained in this Form 10-K for Networking Partners, Inc. (“Company”) discuss future expectations, contain projections of results of operation or financial condition or state other “forward-looking” information. These statements are subject to known risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions.

Management expresses its expectations, beliefs and projections in good faith and believes the expectations reflected in these forward-looking statements are based on reasonable assumptions; however, management cannot assure current stockholders or prospective stockholders that these expectations, beliefs and projections will prove to be correct. Such forward-looking statements reflect the current views of management with respect to the Company and anticipated future events.

Management cautions current stockholders and prospective stockholders that such forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, demand for its products, revenues, capital needs, expenses, development and operation costs, wherever they occur in this Form 10-K, as well as in the documents incorporated by reference herein, are not guarantees of future performance or results, but are simply estimates reflecting the best judgment of Management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by such forward-looking statements.

Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of management’s efforts to implement their business strategy;
●	our auditors have issued a going concern opinion; there is substantial uncertainty that we can continue operations;
●	our ability to continue to attract users and advertisers to our web sites;
●	we are a development stage company and have generated only nominal revenues to date;
●	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;
●	general economic conditions and those economic conditions specific to the Internet and Internet advertising;
●	our ability to keep our web sites operational at a reasonable cost and without service interruptions;
●	the ability of the Company to raise sufficient capital to meet operating requirements;
●	the ability of the Company to protect its intellectual property rights - websites;
●	the ability of the Company to compete with major established companies;
●	the effect of changing economic conditions, the current global recession and financial uncertainty;
●	the ability of the Company to attract and retain quality employees;
●	there is currently no public trading market for our common stock; and
●	other risks which may be described in future filings with the SEC.

Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

Overview

BUSINESS

We were incorporated on November 2, 2010, in the State of Nevada and own 100% of Koini, Inc. (a Canadian, Prince Edward Island Corporation).

On December 21, 2010, we bought two social networking web sites: www.koiniclub.com and www.koini.com. from Anne’s Diary, Inc. in exchange for 7,260,000 shares of our common stock. In April 2011, we hired the three people (David Bradley-Ward, Jorge Sariego Sanchez and Negar Motamed-Khorasani) who had designed and worked on the two web sites for Anne’s Diary, Inc. Our purchase agreement with Anne’s Diary, Inc. did not contain any pre-conditions that any employees of Anne’s Diary, Inc. would be hired by us. However, we did have verbal discussions with Messrs. Bradley-Ward, Jorge Sariego and Ms. Motamed-Khorasani about working for us.

At the time that we acquired the koini websites from Anne’s Diary, Inc., none of our officers, directors or shareholders had any equity interest in or affiliation or other relationship with Anne’s Diary, Inc. and none of the officers, directors or shareholders of Anne’s Diary, Inc. had any equity interest in or affiliation or other relationship with the Company. The acquisition was negotiated and closed in an “at arm’s length” transaction.

In this Form 10-K, we will often refer to our two web sites as “Koini sites” or simply as “Koini.” The word “Koini” was derived from the Greek work “Koinonia” and is pronounced “coin- ee”.

Our primary focus is on building social networking applications similar to the major social networks, whose networking tools have changed the way people communicate and interact with their friends, fellow students, organizations, business associates and businesses all over the world. By the very nature of their potential mass adoption, social networking tools and technology should continue to provide huge opportunities for entrepreneurs and companies, including ours, who focus their businesses and efforts on this sector.

Our Koini sites have been developed for all age groups, but uniquely, we also have a separate system of parental controls for members under the age of 13. Through the development of internal applications that allow us to create competitions and automate the management of these competitions, we have created a marketing tool that works very well. This internal application is now being developed to work for businesses, both local and international, to use this application to create their own competitions that can promote their businesses. We believe the demographics of our Koini members will entice companies to advertise on our Koini sites and create competitions in order to promote their brands.

The primary drivers for users to join our www.koini.com and www.koiniclub.com sites are: Internet safety (rigid parental controls for children under 13s), functionality, privacy, competitions and the international bias of the site. Koini is a communication tool for keeping in touch with friends and making friends at home and internationally. In the information technology segment, “functionality” (derived from Latin functio , “to perform”) is the sum, or any aspect of, what a product, such as a software application or computing device, can do for a user. Marketers use a product’s functionality to identify product features. A product’s functionality also enables a user to have a set of capabilities to perform a task or a function.

Internet Safety

Since Koini is popular with children and young adults, Internet safety is the keystone of our business. That is why Koini has built in four levels of security for our young universe of users.

Level 1

Password Strength

The Koini password strength indicator allows a user to know how safe his or her password is from being guessed and hacked with a simple bar letting the user know how safe his or her password is from 1% to 100%. Then, a user can adjust the password to make it as strong as possible. The use of special characters (#%?$ and &), capital letters and numbers are all vital in making a password as safe as possible.

Level 2

Personal Verification Question (“PVQ”)

PVQ’s are a series of random questions that we provide to the users of our web sites. These PVQ’s range from “what was the make of your first car?” to “what was the name of your first school?” Our users are required to enter three different PVQ’s into our system. Then, whenever a user signs on to any of our web sites, the user will have to enter the correct answer to a randomly generated PVQ in order to enter into the site.

Koini believes that usernames and passwords provide insufficient security to protect sensitive web sites, as hacking techniques have become more advanced. By adding a second layer of security in PVQ’s, it makes accessing someone else’s account significantly more difficult and lowers the potential for cyber-bullying and other inappropriate activities that may be launched from a “hacked” account.

Level 3

Password Protection

Secure Sockets Layer (“SSL”) protects the communication between a user (user’s browser) and our servers via encryption. With the Koini Personal Verification system, a parent can manage the activities of their child anywhere they have Internet access, using their laptop or a trusted computer terminal.

Encryption is presently the most effective way to achieve data security.

How does encryption work?

The privacy of communications between a user (user’s browser) and our servers is insured via encryption. Encryption scrambles messages exchanged between a user’s browser and our online server, making it very difficult for unauthorized people to view information traveling between computers. It is, therefore, very unlikely that anyone can read a page or message as it travels across our network.

How does SSL Encryption work?

●	When visiting our online sign-on page, the user’s browser establishes a secure session with our server.
●	The secure session is established using a protocol called Secure Sockets layer or SSL Encryption. This protocol requires the exchange of what are called public and private keys.
●	Keys are random numbers chosen for that session and are only known between a user’s browser and our server. Once keys are exchanged, the user’s browser will use the numbers to scramble (encrypt) the messages between the user’s browser and our server.
●	Both sides require the keys because they need to descramble (decrypt) messages received. The SSL protocol assures privacy and also insures that no other web site can “impersonate” the selected Koini web sites or alter the information sent.

Level 4.

Parental Controls

At the hub of the Koini Platform for parents is the Parental Control Dashboard, which is accessed by login at www.koini.com. When a parent first logs in they will see this:

This dashboard is where all of the functionality and parental tools surrounding a child’s experience are concentrated. The functionality from this page is:

Add a Child - This allows the parent to add their child to the system.

Add a Family Member - This function is for adding family members to the “Circle of Trust” of the child. The family member is added to the Koini Cafe where they can interact with others as they would on any other social network, but where they can also access the instant message service of the child they have been added to.

Add/Remove Sites - This section is where parents can view sites that their child may have requested and approve or reject them. They can also manually approve sites by inputting the details in that section, thus being totally in control of their child’s online experience.

Download Koini Browser - There are various places in the parents section to allow download of the browser.

Once a child is added to the platform, that child will appear in the list as so:

Next to their names, there are various links to manage their experience online. First, however, there is the issue of verification. In the example above, there is a red “Authorization Form” next to the child’s name. This will be how the first child appears when a parent adds them.

The verification process is undertaken for children who are under 13 or for any child whose parents are managing their account. Verification can be done by credit card where details are actively captured, and have verification through the card — this process is automatic. If the parent does not wish to verify via card, they can verify via an authorization form.

The authorization form is pre-completed with the child’s details and the parent’s details. This form has to be signed and sent to Koini via email or fax. The details are checked, if all is acceptable and there needs to be no further verification, then the child’s account is manually made live.

Site Settings - This section shows what sites have been recently added. In this section, there is functionality to view approved sites and add new ones.

Friend and IM Settings - This functionality is one of the most important on dashboard. This functionality is where parents control who can see their children on the Koini Club and who can interact with them and with your child on the instant message service. This is what the section looks like:

This section has a number of functionalities:

Add Friends is where a parent can manually add friends whose user names they have been given by their child from the Koini Club. View Friends is where the parent can review current friends of the child and remove them, if necessary. This is useful if children have experienced bullying or teasing from another member. The friend can simply be switched off and reported to Koini, if necessary. View pending friends is where the parent can review who wants to become friends with their child in the Koini system and on instant message and approve or reject them. This functionality is excellent for parents of younger children where they can now open a dialogue about who the friends are, just like they would do in the real world.

There are two check boxes. Leaving these check boxes both unchecked will allow a child to make friends without the parents input, perhaps suitable for older children. Checking the first box stops any friend making by the child or anyone who wants to contact. The second check box allows friend requests but they are approved or rejected by the parent.

The age range functionality is useful for parents of younger children where they only want their young children speaking to people within their age group. On the example above it has been set to 8-10 years old. This means that only children in that same age bracket can contact or become friends with the child. The gender search functionality allows the parent to choose male, female or any gender, further narrowing or broadening the range of users who can interact with the child.

Kids Site Settings - It was discussed earlier that each site on the white list is categorized for age appropriateness. This is where that functionality comes in to play. The following is the page under “Kids Site Settings”

As can be seen from the above screen shot, the parent can check a box to give their child access to all sites (as above) or they can choose an age range appropriate for their child. Any sites outside this age range will not be accessible through search.

Parents can also see what sites have been viewed through browser history and Koini will be adding functionality to show how long those sites were viewed, so parents can monitor where a child is going online and how much time they are spending there.

The Competitions tab relates to the Koini Club. The Koini Club offers competitions that may have to do with referring the site to others or there may be a competition that is rewarded on usage of the site. However, parents may not want their kids entering competitions (during exam times, for example) where the competition may distract from more important issues. This functionality gives parents the opportunity to “opt-out” their kids.

Why have these parental controls?

In real life, we protect our children by knowing their circle of friends, maybe knowing their parents and, hopefully, knowing where they are. This is how we, as parents, manage that responsibility; however, the Internet opens up different pathways and potential dangers that we would never allow our children to experience offline.

Pornography is extremely accessible on the Internet and mostly for free. There are millions of chat rooms that discuss everything one could possibly imagine and some of the discussions would horrify you to think that your children were exposed to it. However, it is not just those things that are a worry. The number one problem for young people is cyber bullying, where children use the Internet to gang up on each other. Being able to intervene, as a parent, on other social networks would be next to impossible, but on Koini , the parent has multiple options to manage any situation like that, as well as knowing there is moderation by Koini itself.

Besides helping to keep kids safe and away from pornography and cyber-bullying, another positive benefit of the parental control system is the ability for it to be used as a teaching tool for young peoples’ experiences on the web. The parental control system enables parents to teach their kids to be responsible and safe Internet users.

Parental Control Conclusion

The parental controls in Koini provide a wide range of options for parents to tailor the Internet experience of their children to their specific parenting style and Koini believes this is an important factor in attracting users to our Koini web sites. Different parents have different styles, beliefs and traditions when it comes to their parenting skills and being able to tailor the tools to their specific needs has been a priority of ours.

The Koini Club

 The Koini Club is a social network that was initially aimed at young people between the ages of 7 and 21; however, recent updates have made the site open to all age groups. The functionality within the Club is similar to that of the major networks and micro-blogging sites, combined. The functionality of “friending” and “groups” is enjoyed by our members. Our micro-blog section is called “Kwips” and is similar to another social network, but with the added functionality of inline comments, which make the conversations more linear and, we believe, more interesting.

As the Koini Club membership grows, we are adding extra functionality to keep members interested. Koini is also adding an Applications Programming Interface (“API”) for developers to build applications (although user data will be shared on a limited basis through these apps, unlike some of the major networks). An API essentially allows outside programs limited access to information on the Koini sites for the purpose of creating a social element to whatever Application or “App” is being used by a member. We have also created a virtual currency called “Koini Credits,” which can be used for games and other applications. We have also redeveloped parts of the site to mirror the functionality seen on other networks. We intend to make Koini Club a cross between the major social networking sites and micro-blogging sites with, of course, safety at its core and the development of proprietary innovative functionality involving competitions.

Our goal is to make the Koini Club “the “ destination for young people to interact. None of the information shared will appear on Google (except public pages promoted by brands and the public facing profile page which carries limited information) and accounts can be deleted entirely at any time by members (although there is a requirement to keep certain information for a short period of time to abide by the Children’s Online Privacy Protection Act).

Current Users

www.koiniclub.com was fully launched on July 9, 2010, by Anne´s Diary, Inc., its prior owner. As of December 31, 2011, the website had 140,000 members and was growing in the range of 300 to 600 members per day with limited current marketing. Due to our lack of funding and management and personnel changes in 2012, the current membership is unknown.

Koini Club’s primary user base is North America; however, many members are from Australia, the United Kingdom, Brazil, Spain and other Spanish speaking countries (which is prompting us to develop a Spanish user interface).

Primary Marketing Methods

In order to achieve our growth targets of 200,000 members by June 30, 2013, and 600,000 members by December 31, 2013, in the face of competition from many social networks, we determined that a traditional advertising campaign would be expensive and, more than likely, ineffectual. In lieu of a traditional advertising campaign, we decided to develop an engine that would have our Koini Club members driving the marketing of the site. Once our membership reaches 200,000 members, we will augment our marketing with traditional advertising campaigns.

Koini created a competition section within the site that will display whatever competition happens to be running at the time. When a member joins the Koini Club referral competition, he or she is shown a special link within the system which becomes their “referral link.” Each time a member refers a new user to the site, they receive a point. These points are used in some competitions to determine a winner. Koini Club is currently sponsoring a competition to win VIP tickets to attend a Justin Bieber concert and also a Taylor Swift concert.

Growth Opportunities

We believe the growth of the Koini Club user base and the competition functionality within the public pages will make us an influential partner for a variety of businesses from record companies, games sites and movie companies to locally based businesses who want a social element to their promotions. These businesses and functionality represent a very good revenue opportunity.. We also intend to pursue growth opportunities via the acquisition of targeted complimentary businesses and technologies to fill gaps in our solution offerings (for example, subscription based online role playing games).

Our Strategy

Background

As is the case with the major social networks, the value in Koini lies in the number of active members that are signed up to the platform and the revenues that can be created from that user base. We believe that in the coming years, the integration of advertising technologies on mobile platforms, the Internet and television will all be interconnected with new search and database technologies working in tandem to provide targeted access to relevant markets. Referral advertising (where companies work hard to have individuals referring products to others) is also becoming a huge area of concentration for companies.

Social networking sites are becoming the very engines of this revolution. The databases being collected by the major networks, for example, are creating a value far outweighing what revenues would suggest using traditional valuation models.

Koini developed its own proprietary platform to help people connect around things they like and in the process create a database of its members. A significant byproduct of the database we are creating is that many of the people who join the site do so to compete in competitions. This competitive “game oriented” database is extremely valuable as businesses like Zynga Games have proven.

Continued Development

Our referral competition engine has already proven to be an effective marketing tool for the growth of the site. We continue our quest to be on top of site development to keep users coming to the site for its functionality, as well as for the competitions it offers. We are currently perfecting a number of functionalities to improve the site.

Streaming Updates - “Kwips”

The easiest way to describe our “Kwips” function is that it is a micro-blogging type function within Koini Club. The major micro-blogging sites are extremely popular as they are essentially a summary of all your friends (followers) thoughts and comments known as “micro-blogging.”

Koini Club has developed the same visual functionality as the major micro-blogging sites. Users see the “Kwips” tab (the site’s version of ‘micro-posts’). These comments stream on this tab and are a summary of comments on the member’s own personal space, on groups and all other “public” comments. However, we have developed linear, inline comments that make the conversation easier to follow and more logical as discussed below.

Koini will be upgrading this functionality as the site progresses to make it more of a central part of interaction on the site.

Essentially, Kwips is micro-blogging within the Koini Club, but it also offers more functionality, greater character allowances and a better ability to create conversations through the “@you” tab and through linear comments.

Linear Conversations

Koini Club enables linear conversations such as those you see on other networking sites. Linear conversations show updates in time order, as in the following example.

We have also developed a voting system for the site. This is pretty much the same as the “Like” facility seen on other networks and will become our engine for internal competitions that are voted on by users.

These linear conversation properties and “Like” system are operational on all other tabs such a Groups, Videos etc.

Group Forums

Although the posting and updating functionality on Koini Club is broad, as well as deep, many people on the web enjoy the “long term” conversations that forums provide. What that means is that conversations on Koini Club can disappear off the immediate timeline fairly quickly, if lots of friends are commenting and interacting. Forums, however, are more “sticky,” meaning that the topics are easily searchable, segregated visually and are able to garner comments in months, if not years, after the initial topic was posted. However, forums, in bulletin board form, quickly become over run with duplicate comments, duplicate topics and irrelevant or spam responses. One of the developments that we have implemented on the site is the decentralization of forums into groups.

Basically, when a member searches the group section for something they are interested in, a group or groups will appear. The Groups main page has linear “short -term” posts on the “Dashboard,” but will also have “Discussions,” which is the decentralized forum section where “topics” can be posted and updated over time, just like a bulletin board functionality.

Photo Sharing

The major social networks and most of the more trafficked sites on the web, have functionality focused on image sharing. Our developers recently uploaded our imaging sharing application which has become extremely popular with our members.

Tagging

A member has the ability to “tag” images. Tagging involves using functionality to highlight an area of the picture that contains a person. When tagged, the person who has been tagged will be able to see that tag on their “@you” tab, creating further interaction.

If a person tagged within the images is not a member, then there is the option of emailing that person and inviting them to join the Koini Club to view the image they have been tagged in.

WE HOPE TO RECEIVE REVENUES FROM SEVERAL SOURCES

Advertising:

We decided to not develop an advertising system because the time and cost to develop an advertising system were prohibitive. So, we solved our advertising problem by using a third party platform offered by Shiny Ads, which provided the functionality we needed.

Shiny Ads is an advertising technology company focused on helping online publishers maximize revenue from advertisers of all sizes. Shiny Ads’ Self-Serve Advertising platform allows Koini to control the ad purchase process by directly offering an ad purchase system to advertisers. It allows small and local (long-tail) advertisers to quickly and easily purchase advertising without the need of special knowledge of industry terminology, graphic designs or a large budget. Through the automated advertising management back-end process, payment is reconciled, advertisements are inserted into Koini’s ad server, advertisers’ campaigns are monitored and Koini has the option of being paid nightly. The look and feel of Shiny Ads fits well within the site and provides an excellent solution to having a professional ad system without the cost. Shiny Ads receives 20% of all ad revenues for their service.

Internal Currency

Under the working title of “Koini Credits,” Koini Club introduced an internal currency for use around the site. This currency is available on the site at the present time, but will not be fully operational until the launch of our new layout, which we are presently developing.

Koini Credits will become an integral part of the site and the competitions running on the site. Koini Credits are being weaved into all aspects of the site and making them the reward for good content. Actions such as completing a profile, uploading a profile picture, making referrals of new users and other functionality, such as games, will all be rewarded with Credits. We have looked at the award of each Credit based on a value in page views. By adopting this method, Koini knows that the award of a Credit has created a value which maintains the real value that will be allocated to “Paid Credits.”

Koini Credits Offers

The success of Koini Credits will be based on the ability to “spend” Koini Credits on items that members really want. By creating a desire for Koini Credits, Koini is creating a motivation to buy Koini Credits with cash.

Koini will achieve this in a number of ways; the first is through “Koini Credit Offers.” Advertisers will be able to create public pages to expose their brands to our members and they will also be able to make offers to encourage action by members. For example, an advertiser may offer a discount on its products for a certain amount of Koini Credits or may even purchase Koini Credits from Koini Club and offer those Credits to Koini members for taking an action.

Paid Competitions

Future competitions will require entry fees to be paid in Koini Credits, insuring that a certain amount of action has taken place (resulting in page views) for the member to enter the competition.

Competitions that rely on referrals to the Koini Club, such as the latest Justin Bieber competition, will be more skewed toward introducing active members. This will be done by awarding Credits for logging in by introduced members. For example, someone who introduces 30 people who are not active on the site in one month will get 30 points (1 point per user). Someone who introduces one member who logs on every day will get 31 points (1 point for introduction and 1 point per day for each log in). This way, the winners of referral competitions will be the most valuable introducers creating the most page views.

Credits Management

Within the Koini Credits system is the ability for the administrators to manually add or subtract Credits. This allows Koini to award off-the-cuff competitions and to set up predefined actions. Predefined actions are automated awards of Credits. For example, completing a profile and uploading a profile picture will get the user 100 Credits.

Various other parameters can be set and taken away as we test what we believe will be the best predefined actions that encourage more usage of the site. Administrators are also able to subtract Credits for attempted fraud on the systems such as multiple account creation, etc.

Virtual Goods

When Koini Credits are available on the site in May 2011, we intend to develop a number of “Virtual Goods” that will be available for members to buy. We have been impressed with how other sites have sold popular virtual items. Icons such as virtual birthday cakes, virtual presents and other virtual icons are very popular on other sites.

Our idea is to create new functionality for the site that enhances the experience to such a degree that our members will be willing to pay for the functionality. If they do not buy Credits with physical currency, they will have to earn Credits by introducing new members or winning Credits in competitions that require more page views (such as scavenger hunts).

Developers and Koini Credits

Koini is working on opening up an Application Program Interface (“API”) for developers to be able to interact with the site to develop applications that contribute to the interactive nature of the site. We anticipate opening the API by June 2011.

Our introduction of the API will allow developers to “charge” for games and applications and receive Koini Credits as payment for the system. Koini will also be developing a buy-back system of Koini Credits for developers only. This will encourage potential developers of interactive functionality for the site to create products that members will want to “buy,” thus allowing companies creating apps to make money from developing popular functionality on the site.

This aspect of Koini Credits will be further developed as Koini discovers how users and developers are using the added functionality. However, we know from our study of other sites that apps create a lot of interaction on the sites in which they appear and they also provide a lot of value for both the site itself and developers.

Competition Based Promotion

Background

Billions of dollars per year are spent by brands and businesses offering discounts and competitions to promote their businesses. The discount “coupon” based model has become very competitive with some major companies getting ready to enter this arena. Competition for the discount coupon market will become even more competitive once the very large Internet companies become involved.

A market that we believe none of these companies has dealt with is “competition based promotion,” a market we intend to concentrate on through Koini Club.

Sponsored Competitions

Companies from small local businesses to international brands collectively give away billions of dollars worth of products per year in promotions. Many of these promotions go unseen by the vast majority of people. Koini aims to bring promotion and competitions from brands and local businesses into a social environment.

Having reached a certain Alexa ranking level, inquiries have been coming into the site from advertisers (but most interestingly for the site’s development) from businesses wanting the site to host competitions for them. One such advertiser has been selected and the site will be launching the first trial of the competition based promotion platform shortly.

Our Competition in the Social Networking Marketplace

Competition in the social networking marketplace is fierce and is dominated by Facebook. However, many users, especially of the younger age, do not feel any bond with the site. Koini is developing their site not just as a “utility,” but as an inspirational “Club” of like-minded people across the world. Koini believes the core principals of ease of use, privacy, fun and reward will allow the Koini Platforms to carve a niche in our chosen target market.

Due to our infancy as a business and our limited financial resources and access to technological expertise, we are a very small company compared to the major social networks and micro-blogging sites with which we compete. Those networks have far greater financial capabilities, more members, greater access to press, more human resources and superior technological capabilities than us. However, in the midst of all of this competition, Koini Club has been able to attract over 150,000 members and through our new platform, we are able to deliver basic networking functions similar to that of many of the major networks. In our opinion, we have superior functionality to that of the micro-blogging sites.

Our games are not as complex as those offered by the major social networks or as “social,” which is a disadvantage that we intend to address in the future, if and when we have the financial resources to do so. However, we do differentiate our sites from those of our competitors by offering our Koini Club members the ability to compete against other members of Koini Club to win competitions for real prizes. Our competitors do not offer their members the ability to compete between their members. Of course, the major networks could use their vast financial resources and technological expertise to replicate Koini Club’s competition functionality, if they chose to do so, which would adversely impact our business.

Our Intellectual Property

We have no patents or trademarks. Our trade secrets, copyrights and our other intellectual property rights are important assets for us. We enter into confidentiality agreements with our employees and consultants and we generally control access to and distribution of proprietary information. These agreements generally provide that any confidential information developed by us or on our behalf be kept confidential. Further, we require all employees to execute written agreements assigning to us all rights in all inventions, developments, technologies and other intellectual property created by our employees.

There are events that are outside of our control that pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our services are made available through the Internet. Also, the efforts we have taken to protect our propriety rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights could be expensive and time consuming.

Employees

As of December 28, 2011, we had two officers, Ms. Sara B. Stockdale, our President, and Jorge Sariego Sanchez, our Chief Technical Officer. We had another key employee, Negar Motamed-Khorasani, our Lead Graphics Designer and Multimedia Manager. During 2011, all of our employees, officers and directors were devoting their full time and energy to our business. There are no formal employment agreements between the Company and our employees.

How to Contact Us

The Company’s principal executive offices are located at 857 Sarno Road, Melbourne, Florida 32935. Our telephone number is (321) 984-8858.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk and you should be able to bear the complete loss of your investment. You should carefully consider the risks described below, the other information in this Form 10-K and the documents incorporated by reference herein when evaluating our company and our business. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or a part of the money paid to buy our common stock.

Risks Associated With Our Company

If our involvement in a May 2011 press release were held to be in violation of the Securities Act of 1933, we could be required to repurchase securities sold in this offering. You should rely only on statements made in this prospectus in determining whether to purchase our shares.

The text of the press release, which is included as Appendix A in this prospectus, was made by one of our Directors, David Bradley-Ward, who is also our Chief Operating Officer, after the filing of our registration statement of which this prospectus is a part. The press release includes quotations from, and opinions of, David Bradley-Ward and has been reprinted or republished on a number of other websites. The press release presented certain statements about our Company and our registration statement (of which this prospectus is a part) in isolation and did not disclose any of the related risks and uncertainties described in this prospectus. The press release also mentioned Linkedin and its initial public offering and discussed certain valuations of other companies in the social networking space Our Company is much smaller and not anywhere close to being as successful or popular as Linkedin or the other social networking companies mentioned in the press release; therefore, prospective purchasers of our common stock should not assume, conclude or presume that shares of our common stock are or will ever be worth anything close to the shares of Linkedin or the other companies mentioned in the press release. Investors should also be aware that our common stock will be deemed a penny stock. As a result, the press release should not be considered in isolation and you should make an investment decision only after carefully reading this Form 10-K.

You should carefully evaluate all the information in this Form 10-K, including the risks described in this section and throughout this Form 10-K.

If our involvement with the press release were held by a court to be a violation of the Securities Act of 1933, we could be required to repurchase the shares sold to purchasers in our offering at the original purchase price, plus statutory interest from the date of purchase, for a period of one year following the date of the violation.

Because our auditors have issued a going concern opinion, there is substantial uncertainty that we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

We were incorporated in Nevada on November 2, 2010, and we have recently started our business operations. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon:

●	completion of an offering;
●	our ability to continue to attract users to our web sites;
●	our ability to attract advertisers to our web sites;
●	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;
●	general economic conditions and those economic conditions specific to the Internet and Internet advertising;
●	our ability to keep our web sites operational at a reasonable cost and without service interruptions; and
●	geopolitical events such as war, threat of war or terrorist actions.

Based upon current plans, we expect to incur operating losses in future periods since we will be incurring expenses and not generating any significant revenues. We cannot guarantee that we will be successful in generating revenues in the future. Our failure to generate revenues will cause you to lose your investment. If we need additional funds and are unable to raise the money, we will have to cease operations.

As a result of our intensely competitive industry, we may not gain enough market share to be profitable.

The social networking business is intensely competitive and due to our small size and limited resources, we may be at a competitive disadvantage, especially as a public company. There are several firms offering social networking services. However, we are not aware of any such firms that are public companies. Many of our competitors have proven track records and substantial human and financial resources, as opposed to our Company who has limited human resources and little cash. Also, the financial burden of being a public company, which will cost us approximately $30,000 through the fling of our Form 10-K Annual Report for this fiscal year, and $30,000 to $40,000 per year thereafter in auditing fees and legal fees to comply with our reporting obligations under the Securities Exchange Act of 1934 and compliance with the Sarbanes-Oxley Act of 2002 will strain our finances and stretch our human resources to the extent that we may have to price our social networking services and advertising fees higher than our non-publicly held competitors just to cover the costs of being a public company.

If we do not make a profit, we may have to suspend or cease operations.

We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control, including, but not limited to, (i) demand for the our services; (ii) introduction or enhancement of services offered by our competitors and us; (iii) market acceptance of new services offered by our competitors and us; (iv) price reductions by our competitors and us or changes in how such services are priced; (v) the mix of services offered by our competitors and us; (vi) costs of litigation, if any; (vii) the growth of the social networking business in general; (viii) our ability to attract, train and retain qualified personnel; (ix) the amount and timing of operating costs and capital expenditures related to expansion of our business, operations and infrastructure; and (x) governmental regulations. It often is difficult to forecast the effect such factors, or any combination of them, would have on our results of operations for any given fiscal quarter or fiscal year. We cannot insure investors that we will be able to achieve profitability. If we cannot operate our business profitably, we will have to suspend our operations or cease our operations altogether.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and any trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We will strive to adopt and implement effective internal controls and maintain the effectiveness of our internal controls in the future.

We are vulnerable to the current economic crisis which may negatively affect our profitability and ability to carry out our business plan.

We are currently in a severe worldwide economic recession. Runaway deficit spending by the United States government and other countries further exacerbates the United States and worldwide economic climate and may delay or possibly deepen the current recession. Currently, a lot of economic indicators such as rising gasoline and commodity prices, suggest higher inflation, dwindling consumer confidence and substantially higher taxes. Demand for the services we offer tends to decline during recessionary periods when disposable revenue is lower and may impact sales of our services. In addition, sudden disruptions in business conditions as a result of a terrorist attack similar to the events of September 11, 2001, including further attacks, retaliation and the threat of further attacks or retaliation, war, civil unrest in the Middle East, adverse weather conditions or other natural disasters, such as Hurricane Katrina, pandemic situations or large scale power outages can have a short term or, sometimes, long term impact on spending. The worldwide recession is placing severe constraints on the ability of all companies, particularly smaller ones, to raise capital, borrow money, operate effectively and profitably and to plan for the future.

Our intellectual property rights are valuable and any inability to protect them could reduce the value of our brand and our business.

We have no patents or trademarks. Our trade secrets, copyrights and our other intellectual property rights are important assets for us. There are events that are outside of our control that pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our services are made available through the Internet. Also, the efforts we have taken to protect our propriety rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights could be expensive and time consuming.

Our business is subject to a variety of U.S. and foreign laws, which could subject us to claims or other remedies based on the nature and content of the information searched or displayed on our web sites.

The laws relating to the liability of providers of online services for activities of their users are currently unsettled both within the U.S. and abroad. Claims have been threatened and filed against other web site hosts under both U.S. and foreign law for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users of web sites.

Several federal laws could have an impact on our business. Compliance with these laws and regulations is complex and may impose significant additional costs to us. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Any failure on our part to comply with these regulations may subject us to additional liabilities.

We also face risks associated with international data protection. The interpretation and application of data protection laws in Europe and elsewhere are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which in turn could have a material effect on our business.

Each state in the U.S. has adopted various ancillary laws related to data protection and the distribution of materials considered harmful to children.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently do not own any property. We are currently operating from 857 Sarno Road, Melbourne, Florida 32935 by sharing office space with our accountant. We pay no rent and do not have a written lease for this space. Most of our current and future employees will either work from home offices or private offices for which we pay them no rental. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

Item. 3. Legal Proceedings.

The Company is not the subject of any pending legal proceedings to the knowledge of management, nor is there any presently contemplated against the Company by any federal, state, or local government agency. Further, to the knowledge of management, no director or executive officer is a party to any action in which his interest is adverse to the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

As of December 31, 2011, we had 15,445,484 shares of common stock issued and outstanding.

As of the date of this Annual Report, no public trading market exists for our common stock. We do not expect a public trading market will develop until we become current with our filings, as a reporting company under the Securities Exchange Act of 1934, as amended. There can be no assurance that a public trading market will develop at that time or be sustained in the future. Without an active public trading market, investors in this offering may be unable to liquidate their shares of our common stock without considerable delay, if at all. If a market does develop, the price for our shares may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this prospectus, including the many risks factors associated with an investment in our Company, may have a significant impact on the market price of our common stock. Also, because of the relatively low price at which our common stock will likely trade, many brokerage firms may not effect transactions in our common stock.

Holders

As of December 31, 2011, the number of shareholders of record of our common stock was 22.

Dividends

The Company has not declared any cash dividends with respect to its common stock or preferred stock, since inception (November 2, 2010) and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting or that are likely to limit the Company’s ability to pay dividends on its outstanding securities.

Transfer Agent

Our stock transfer agent is Nevada Agency and Trust Company, 50 W. Liberty Street, Suite 880, Reno, Nevada 89501.

Issuance of Unregistered Securities from Inception (November 2, 2010)

The Company had 15,445,484 issued and outstanding common stock shares as of December 31, 2011. Details of the issued and outstanding common stock shares at December 31, 2011, issued without registration under the Securities Act of 1933, as amended, since our incorporation on November, 2, 2010, are presented below:

Description	Amount of Shares Issued and Outstanding

Stock issued to private offering subscribers	7,556,327
Stock issued for acquisition of assets	7,260,000
Stock issued for conversion of debt	629,157
Total common stock shares issued and outstanding	15,445,484

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

On September 30, 2011 the Company issued 319,684 common restricted shares to Anne´s Diary, Inc. The shares were issued as a conversion of $79,921.03 of debt at $.25 cents per share.

On September 30, 2011 the Company issued 249,473 common restricted shares to Hatton Wireless Limited (A United Kingdom based limited company). The shares were issued as a conversion of $74,841.03 of debt at $.30 cents per share.

On November 17, 2011 the Company issued 60,000 common restricted shares to the owner of Hatton Wireless Limited (A United Kingdom based limited company). The shares were issued as a conversion of $30,000.00 of debt at $.50 cents per share.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Plan of Development Stage Activities.

Cautionary Forward - Looking Statement

The following discussion should be read in conjunction with our financial statements and related notes.

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to,the following:

● the volatile and competitive nature of our industry,

● the uncertainties surrounding the rapidly evolving markets in which we compete,

● the uncertainties surrounding technological change of the industry,

● the success of marketing efforts by third parties,

● the changing demands of customers and

● the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated. See also the disclosures under “Cautionary Statement” following the Table of Contents in this Annual Report.

Overview

On December 21, 2010, we bought two social networking web sites: www.koiniclub.com and www.koini.com. from Anne’s Diary, Inc. in exchange for 7,260,000 shares of our common stock. In April 2011, we hired the three people who had designed and worked on the two web sites for Anne’s Diary, Inc.

Our primary focus is on building social networking applications similar to the major social networks, whose networking tools have changed the way people communicate and interact with their friends, fellow students, organizations, business associates and businesses all over the world. By the very nature of their potential mass adoption, social networking tools and technology should continue to provide huge opportunities for entrepreneurs and companies, including ours, who focus their businesses and efforts on this sector.

Our Koini sites have been developed for all age groups, but uniquely, we also have a separate system of parental controls for members under the age of 13. Through the development of internal applications that allow us to create competitions and automate the management of these competitions, we have created a marketing tool that is working very well. This internal application is now being developed to work for businesses, both local and international, to use this application to create their own competitions that can promote their businesses. We believe the demographics of our Koini members will entice companies to advertise on our Koini sites and create competitions in order to promote their brands.

We are a development stage corporation and have recently started our business operations, and have not yet generated or realized any revenues.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $158,261 at December 31, 2011. The revenue for the year ended December 31, 2011 was $1,812 and the Company had a working capital deficiency of $27,125 at December 31, 2011.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. It is our belief that if we become current with our regulatory filings and raise $2,500,000 in an offering, such monies will last twelve months and will allow us to fully implement our business plan.

The following table provides selected financial data about our company for the period from November 2, 2010 (inception) through December 31, 2011. For detailed financial information, see the financial statements included in this Annual Report.

Balance Sheet Data:

Cash	$-
Total assets	$3,736,484
Total liabilities	$73,500
Shareholders’ equity	$3,662,984

Plan of Development Stage Activities

Our plan is to become current with the filing requirements of the Securities and Exchange Commission (“SEC”). The Company received a Notice of Effectiveness from the SEC for a Form S-1 registration statement on August 3, 2011 for our initial public offering. We have not raised any funds from our initial public offering of 5,000,000 shares of common stock on a best efforts basis, 400,000 shares minimum, 5,000,000 shares maximum. The offering price is $.50 per share. Funds from the offering will be placed in a separate, non-interest bearing bank account until we receive a minimum of $200,000. We cannot assure you that we will be able to raise the maximum $2,500,000 in offering proceeds in this offering. Assuming we raise the maximum $2,500,000 in this offering, we believe we can satisfy our cash requirements during the next 12 months and fully implement our business plan and develop our www.koini.com and www.koiniclub.com web sites into a very dynamic, functional, popular and safe social networking experience.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Proposed Milestones to Implement our Business Operations

The offering will include projected milestones with estimated dates of completion. The working capital requirements and the projected milestones will be approximations only and subject to adjustment based on costs and needs. Our 12 month budget will be based on minimum operations which would be completely funded by the $2,500,000 raised through this offering. If we begin to generate profits, we will increase our marketing and sales activity, accordingly.

We estimate revenue to begin in the third quarter of 2013. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum.

We plan to complete the milestones below if funding is raised:

Complete the redesign of the site.

The functionality to make groups “public,” i.e., searchable.

Dynamic profile view.

Enhanced gadgets.

Complete “Open Registration” filters.

Complete the implementation of text and video chat.

Complete Public Pages and Sponsored Competitions.

Complete the implementation of Shiny Ads platform.

Complete the implementation of the Koini Credits system.

Completion of the mobile platform.

Development of Application Programming Interface (API).

Sales operation for sponsored competitions.

Development of the Koini Club i-Phone Application.

Evaluation of mobile application launch.

12 month evaluation.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. The Company has elected a December 31 fiscal year end.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that became part of ASC Topic 855, “Subsequent Events”. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC Topic 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued an accounting standard whereby the FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental United States of America generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the United States of America Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC Topic 105. All other accounting literature not included in the Codification is non-authoritative. The Codification has not had a significant impact on the Company’s financial statements.

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period. There are no dilutive shares outstanding.

Recent Accounting Pronouncements

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements – This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements . The ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of these provisions did not have a material impact on our financial condition and results of operations.

ASU 2010-13, Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force – This ASU clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of these provisions did not have a material impact on our financial condition and results of operations.

ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs – This ASU supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. In addition, certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011. We do not believe that the adoption of these provisions will have a material impact on our financial condition or results of operations.

Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $0 in cash and cash equivalent at December 31, 2011.

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, “Accounting for Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Limited Operating History; Need for Additional Capital

There is minimal historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have generated nominal revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns.

In addition to the offering and although we have no current plans to do so, we may seek additional equity financing at some future time in order to obtain the capital required to implement a substantially expanded business plan, which would include an increase in the social networking we intend to offer and expand our user base.

Results of Operations from November 2, 2010 (inception) to December 31, 2011

Revenue

Our revenues since our inception on November 2, 2010 through December 31, 2011 consisted of $1,812 of Koini credits (member purchases) during 2011.

Operating Expenses

Operating expenses consist primarily of professional fees and general and administrative expenses.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants. Professional fees since our inception on November 2, 2010 through December 31, 2011 amounted to $71,296 and consisted of $15,000 for accounting and audit fees, $31,930 for legal fees and $24,366 for technology consultants.

General and Administrative Expenses. General and administrative expenses consist of competition fees, consulting fees, salary expense and computer server maintenance fees. General and administrative expenses since our inception on November 2, 2010 through December 31, 2011 amounted to $85,348 and consisted primarily of $20,106 for competition fees, $12,523 for consulting expenses, $16,518 for salaries, $19,724 for computer server maintenance fees, $5,170 for transfer agent fees, $3,965 for EDGARizing and filing fees and office expenses of $7,342.

Other Expenses. Other expenses consisted of interest expenses of $4,624.

Net Loss

Our net loss since our inception on November 2, 2010 through December 31, 2011 amounted to $159,335 and consisted primarily of nominal revenue of $1,812 offset by cost of sales of $239, general and administrative expenses of $85,348, professional fees of $71,296 and interest expense of $4,264.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, we had no cash at December 31, 2011.

Net cash used in operating activities since our inception on November 2, 2010 through December 31, 2011 was $123,876 and was due primarily to a loss of $159,335 offset by an increase in accounts payable of $29,272.

Net cash used in investing activities since our inception on November 2, 2010 through December 31, 2011 was $3,731,183 and was due primarily to the websites we acquired.

Net cash provided by financing activities since our inception on November 2, 2010 through December 31, 2011 was $3,855,059 and consisted primarily of Additional paid-in capital.

Our primary sources of capital over the past 12 months are set forth below.

On April 14, 2011, we issued an unsecured Convertible Promissory Note in the principal amount of $50,000 to Pino G. Baldassarre, our President, to cover advances made by Mr. Baldassarre to or for the benefit of the Company. The note was signed by the Company as maker and was not signed by Mr. Baldassarre as the payee. As of April 14, 2011, Mr. Baldassarre had advanced $3,500 on our behalf. Mr. Baldassarre has verbally committed, on a non-binding basis, to advance an additional $46,500 to us to pay for the expenses of this offering and for working capital purposes. The Note bears interest at the rate of 10% per annum and is due and payable on or before October 14, 2011. The Note is convertible into shares of our common stock at a conversion price of $.10 per share, beginning July 14, 2011, and Mr. Baldassarre has sent us a letter stating that he will convert the principal and accrued interest due under the Note on July 14, 2011.

On May 16, 2011, we entered into a loan agreement (“Loan Agreement”) with Hatton Wireless Limited, a non-affiliated company in the United Kingdom (“Hatton”). In the Loan Agreement, Hatton agreed to loan us up to $200,000 (“Loan”). The Loan is due on November 15, 2011. The Loan bears interest at the rate of 10% per annum (calculated from the date of the advance to the date of repayment and compounded quarterly). If there is a default on the Loan, the interest rate will increase from 10% to 25% beginning on the date of default. The proceeds of the Loan are to be used for general corporate and working capital purposes. The Loan is unsecured and is not convertible into securities of the Company. We have received advances under the Loan as follows:

May 25, 2011	$15,875.00
May 26, 2011	$47,808.79
June 15, 2011	$8,000.00

Total Advances	$71,683.79

We used the advances on the Loan to pay for expenses related to our operations.

As of the date of this Annual Report, we have generated only nominal income from our business operations.

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt. As of December 31, 2011, we had no cash.

Contractual Obligations

Not applicable.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and supplementary data may be found beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet management’s objectives.

As of December 31, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December31, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards to reduce, though not eliminate, this risk.

Our management used the framework set forth in the report entitled, “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 31, 2011 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of December 31, 2011:

We are actively seeking to remediate these material weaknesses in the following manner:

(1)	We are currently seeking additional, independent directors to join our board of directors. The addition of such board members would provide us with independent directors who would be monitoring the actions of our top management. Our efforts to do so have been hindered substantially by the fact that we do not have a directors and officers insurance policy in place. Because such policies are very expensive, we believe it is in our best interest to forego the purchase of such a policy and instead focus the use of our financial resources on our development and growth.

Notwithstanding the existence of these material weaknesses in internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our consolidated balance sheets at December 31, 2011 and 2010 and our consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010 in conformity with GAAP.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Effective October 13, 2011, Pino Baldassarre resigned from his positions as President, Chief Executive Officer and a Director of the Company to pursue another business opportunity in the United Kingdom. The Company’s Board of Directors appointed Sara B. Stockdale as the Company’s President and as a member of the Board of Directors. The Board of Directors has made no decision regarding the compensation of Ms. Stockdale as the Company’s President and Director.

Effective December 8, 2011, Enzo Taddei resigned from his positions as Chief Financial Officer and a Director of the Company and David Bradley-Ward resigned from his positions as Chief Operating Officer and a Director of the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT: Officers and Directors

Our directors will serve until their successors are elected and qualified. Our officers are elected by the board of directors to a term of one year and serve until their successor is duly elected and qualified, or until they are removed from office. Our board of directors has no nominating, auditing or compensation committees.

The names, ages and positions of our officers, directors and key employees on February 11, 2013 are set forth below:

Name	Age	First Year as Director	Position

Enzo Taddei	40	210	Chief Executive Officer, Chief Financial Officer and Director

The names, ages and positions of our officers, directors and key employees on December 31, 2011 are set forth below:

Name	Age	First Year as Director	Position

Sara B. Stockdale	45	2011	President, Chief Executive Officer, Chief Financial Officer and Director

Jorge Sariego Sanchez	39	2011	Chief Technical Officer and Director

Negar Motamed-Khorasani	36	—	Lead Graphics Designer and Multimedia Manager

The persons named above were elected to hold their offices until the next annual meeting of our stockholders.

Sara B. Stockdale

The Company’s Board of Directors appointed Sara B. Stockdale as the Company’s President and as a member of the Board of Directors, effective October 13, 2011. Sara B. Stockdale has 20 years of experience in the financial services industry, specifically insurance and investment brokerage. She served in a management capacity for the majority of that time and has strong administrative, communicative and organizational skills with aptitude for customer service and negotiation. Ms. Stockdale has held the position of CEO and director of Anne’s Diary, Inc, a company mat creates, develops and maintains social networking websites, since the company’s inception in 2006. Ms.Stockdaleheld the positions of stockbroker, branch manager, and President of Texas Securities, Inc. during her tenure there between 1981 and 1993. She managed a portfolio of institutional clients and was responsible for all compliance, including that with regulatory bodies, and she was responsible for public company financial reporting requirements, annual reports, press releases and compilation of reports to the Board.

Enzo Taddei, Chief Executive Officer, Chief Financial Officer and Director

Mr. Taddei was appointed as our Chief Executive Officer and Chief Financial Officer and elected as a member of our Board of Directors on November 12, 2012. From November 2010 until December 8, 2011, when he resigned from such offices, Mr. Taddei was a member of the Board of Directors and part-time Chief Financial Officer of the Company. Since September 1, 2011, Mr. Taddei has served as Chief Financial Officer and a Director of Global Equity International, Inc., a corporate consulting firm. From May 2009 until the present date, Mr. Taddei has served as Chief Executive Officer and Chief Financial Officer of E3B Consulting Network SL (a firm engaged in accounting and property management). Mr. Taddei spends only a couple of hours a month on E3B Consulting business. From March 2007 until May 2009, Mr. Taddei served as Chief Financial Officer of Dolphin Digital Media (a company engaged in social networking). From August 2006 until March 2007, Mr. Taddei served as Chief Financial Officer of Plays on the Net PLC (an E Commerce firm). From July 1999 until August 2006, Mr. Taddei served as Chief Executive Officer and Chief Financial Officer of Adesso Res Asesores (an accounting firm). In addition to being an accountant and tax consultant by profession, Mr. Taddei is proficient in three languages: English, Spanish and Italian. He obtained a Degree in Economics from the University of Malaga (Spain) in 1998 and also a Bachelor in Business Administration (BBA) from the University of Wales in 1996. He also holds a Masters Degree in Spanish and International Taxation granted to him by EADE University in Malaga (Spain) in 2000.

Jorge Sariego Sanchez

From 2006 to 2008, Jorge began working with Dolphin Digital Media Inc. as a programmer, working on their social networking project. In 2008, he began his work with Anne’s Diary, Inc. building the Koini platforms where he was involved with all aspects of the development from concept to coding of the Koini websites until December 2010, and worked on other websites of Anne’s Diary, Inc. until he was elected to our Board of Directors and appointed to the position of our Chief Technical Officer in April 2011.

Jorge has developed several Internet properties including Tutores.org and Publicenlral.com as well as developing web sites and client management systems for numerous clients. Jorge began his career as an Interior Designer but in 1997 while working with Home Designs (Marbella) he turned his programming hobby into a new career. Having designed an internal client management system using Visual Basic Jorge went on to master several programming languages and technology including: Php, MySQL, Shell Script, WSDL, Web Ftp, Flat File Database, Excel, Asp .NET, C#, SQL, Windows Media SDK, WSDL, Bath File Scripting, C#, .NET, WSDL, SQLite, Xhtml, XML, jQuey, Javascript, Css, Flash (MX to AS1), Json, Cron Jobs.

Negar Motamed-Khorasani

Ms. Motamed-Khorasani worked for Anne’s Diary Inc. where she was a graphics design/multi-media specialist from January 2009, until she joined our Company on April 1, 2011. Since joining our Company in April 2011, she has worked for us as a graphics design/multi-media specialist. From January 2006 until December 2008, Negar held a similar position with Plays On The Net, Inc., a Canada company involved in online promotion of theaters and shows around the world. In 1997, she received a B.S. degree in Computer Science Engineering from Azad University, Tehran, Iran.

Director Qualifications

We do not have a formal policy regarding director qualifications. In the opinion of our Board of Directors, our current Director has sufficient business experience and integrity to carry out the Company’s plan of operations. While none of our Directors has much experience in running a public company, we intend to recruit additional people to serve on our Board of Directors who have public company experience once we raise proceeds from our initial public offering.

Absence of Independent Directors

We do not have any independent directors and are unlikely to be able to recruit and retain any independent directors due to our small size and limited financial resources.

Audit Committee Financial Expert

Although we have not established an Audit Committee, the functions of the Audit Committee are currently carried out by our Board of Directors.

Directorships

As of December 31, 2011, no Director of the Company or person nominated or chosen to become a Director held any other directorship in any company with a class of securities registered pursuant to Section 12 of the 1934 Act or subject to the requirements of Section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940. As of February 11, 2013, Enzo Taddei, our sole Director, is a Director of Global Equity International, Inc., a company with a class of securities registered pursuant to Section 12 of the 1934 Act.

Family Relationships

There are no family relationships between any officer, director or person who will be nominated to serve on our Board of Directors.

Compensation of Directors

We do not compensate our Directors.

There are no arrangements or understandings between any of the directors or executive officers, or any other person or person pursuant to which they were selected as directors and/or officers.

Involvement in Certain Legal Proceedings

During the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

1.	had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

(i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii)	Engaging in any type of business practice; or
(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4.	was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5.	was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated;

6.	was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to any alleged violation of:

(i)	Any Federal or State securities or commodities law or regulation; or
(ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26)of the Exchange Act (15 U.S.C. 78c(a)(26)), and registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C.1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

Our board of directors has not created a separately-designated standing audit committee or a committee performing similar functions. Accordingly, our full board of directors acts as our audit committee. We currently have a small number of employees and have generated only a small amount of revenue to date. In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, would be outweighed by the costs of retaining such a person. As a result, no member of our board of directors is an “audit committee financial expert.”

Section 16 (a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than ten percent of the Company’s Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2011, except that Sara Stockdale did not file a Form 3 when she was appointed to the office of President and became a member of our Board of Directors effective October 13, 2011, Enzo Taddei did not file a Form 4 and David-Bradley Ward did not file a Form 4 whenthe two of them resigned their directorships and offices on December 8, 2011.

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid by the Company to our executive officers and directors of the Company for services rendered during the periods indicated. We did not compensate our officers during 2010 and 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year(1)	Salary($)	Bonus($)	Stock Awards($)	All Other Compensation ($)	Total($)

Sara B. Stockdale (2)	2010	$0	$0	$0	$0	$0
President, Chief Executive Officer and Director	2011	$0	$0	$0	$0	$0

Pino G. Baldassarre (2)	2010	$0	$0	$0	$0	$0
President, Chief Executive Officer and Director	2011	$0	$0	$0	$0	$0

Enzo Taddei (2)	2010	$0	$0	$0	$0	$0
Chief Financial Officer and Director	2011	$0	$0	$0	$0	$0

David Bradley-Ward (2)	2010	$0	$0	$0	$0	$0
Chief Operating Officer	2011	$0	$0	$0	$0	$0

Jorge Sariego Sanchez (2)	2010	$0	$0	$0	$0	$0
Chief Technical Officer	2011	$0	$0	$0	$0	$0

(1)	None of the persons named in the above table received any compensation (accrued or otherwise) from the Company during 2010 or 2011. Mr. Bradley-Ward began working for the Company on April 15, 2011, when he was elected to our Board of Directors and appointed to the office of Chief Operating Officer. Mr. Sariego likewise began working for the Company on April 15, 2011, when he was elected to our Board of Directors and appointed to the office of Chief Technical Officer. Negar Motamed-Khorasani began working for the Company on April 1, 2011, when she became our Lead Graphics Designer and Multimedia Manager.
(2)	The Company’s Board of Directors appointed Sara B. Stockdale as the Company’s President and as a member of the Board of Directors, effective October 13, 2011. Mr. Pino Baldassarre had been the Chief Financial Officer and a member of our Board of Directors from November 2, 2010 until his resignation from the Company on October 13. 2011. Mr. Enzo Taddei had been our Chief Financial Officer and a member of our Board of Directors from November 2, 2010 until his resignation from his positions as Chief Financial Officer and a Director of the Company, effective December 8, 2011. Mr. Bradley-Ward had been our Chief Operating Officer and a member of our Board of Directors from April 15, 2011 until his resignation effective December 8, 2011. Jorge Sariego Sanchez was elected to our Board of Directors and appointed to the position of our Chief Technical Officer in April 2011. On November 12, 2012, the Board of Directors 1) appointed Mr. Enzo Taddei as the Company’s Interim CEO and sole director; 2) agreed to accept Mrs. Sarra Buzze Stockdale’s resignation as President, CEO and director of the Company and 3) agreed to accept Mr. Jorge Sariego Sanchez’s resignation as CTO and director of the Company.

As of December 31, 2011, we did not have an employment agreement with any officer or employee. We do not contemplate entering into any employment agreements until such time as we begin to attain profitable operations. Our employees receive 14 days of paid vacation annually. We do not provide health care benefits or insurance to our employees.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers and key employees.

Employment Contracts and Arrangements

As of December 31, 2011, we had two officers, Sara B. Stockdale, our President, Chief Executive Officer and Chief Financial Officer, and Jorge Sariego Sanchez, our Chief Technical Officer. We had another key employee, Negar Motamed-Khorasani, our Lead Graphics Designer and Multimedia Manager. As of December 31, 2011, our employees, officers and directors were devoting their full time and energy to our business. There are no formal employment agreements between the Company and our employees. See Item 9.B. for changes to our Board of Directors and management team.

Director Compensation

Our directors do not receive any compensation for serving as a member of our board of directors.

Stock Incentive Plans, Stock Option and Other Compensation Plans

The Company currently does not have a stock option or any other compensation plan and we do not have any plans to adopt one in the near future.

In so far as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to Nevada law or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2011 (unchanged as of the filing date of this Form 10-K), information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock. The following table also sets forth, as of December 31, 2011, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares, except for Anne’s Diary, Inc. over whose shares Sara Buzze Stockdale, the Chief Executive Officer as of December 31, 2011, had sole voting and investment power over such shares.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days upon the exercise or conversion of any options, warrants or other convertible securities. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 857 Sarno Road, Melbourne, Florida 32935.

Name and Address of Beneficial Owner	Number of Shares (1)	Percentage of Ownership (1)

Sara B. Stockdale (3, 4 & 5) 857 Sarno Road Melbourne, FL 32935	—	—%

Pino G. Baldassarre (2 & 4) 857 Sarno Road Melbourne, FL 32935	500000	3.37%

Enzo Taddei (2 & 4) 857 Sarno Road Melbourne, FL 32935	500000	3.37%

David Bradley-Ward (2 & 4) 857 Sarno Road Melbourne, FL 32935	500000	3.37%

Jorge Sariego Sanchez (2, 3 & 4) 857 Sarno Road Melbourne, FL 32935	500000	3.37%

Anne’s Diary, Inc. (3 & 5) Freetown Road Kensington, COB 1MO Prince Edward Island	7,579,684	49.07%

All officers and directors as a group (3) (two persons)	8,079,684	52.44%

(1)	The numbers and percentages set forth in these columns are based on 15,445,484 shares of common stock outstanding as of December 31, 2011. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling security holder has sole or shared voting power or investment power and also any shares, which the selling security holder has the right to acquire within 60 days.
(2)	These persons are founders of our Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct stock holdings. It is our Company’s policy not to publicly disclose the personal residence addresses of our employees, so the addresses above refer to our principal executive offices.
(3)	As of December 31, 2011, there are two officers and directors, Mrs. Sara B. Stockdale, our President, Chief Executive Officer, Chief Financial Officer and Director, and Jorge Sariego Sanchez, our Chief Technical Officer and Director.
(4)	The Company’s Board of Directors appointed Sara B. Stockdale as the Company’s President and as a member of the Board of Directors, effective October 13, 2011. Mr. Pino Baldassarre had been the Chief Financial Officer and a member of our Board of Directors from November 2, 2010 until his resignation from the Company on October 13. 2011. Mr. Enzo Taddei had been our Chief Financial Officer and a member of our Board of Directors from November 2, 2010 until his resignation from his positions as Chief Financial Officer and a Director of the Company, effective December 8, 2011. Mr. Bradley-Ward had been our Chief Operating Officer and a member of our Board of Directors from April 15, 2011 until his resignation effective December 8, 2011. Jorge Sariego Sanchez was elected to our Board of Directors and appointed to the position of our Chief Technical Officer in April 2011. On November 12, 2012, the Board of Directors 1) appointed Mr. Enzo Taddei as the Company’s Interim CEO and sole director; 2) agreed to accept Mrs. Sarra Buzze Stockdale’s resignation as President, CEO and director of the Company and 3) agreed to accept Mr. Jorge Sariego Sanchez’s resignation as CTO and director of the Company.
(5)	Sara B. Stockdale is the beneficial owner of Anne’s Diary, Inc.’s shares.

Future Sales by Existing Stockholders

A total of 15,445,484 shares of common stock are held by our present shareholders, all of which are “restricted securities,” as defined in Rule 144 promulgated under the Securities Act of 1933.

Rule 144 is not currently available for the resale of our restricted securities and will not be available until such securities are held for a period of one year and the Company is current with its reporting obligations under the Securities and Exchange Act of 1934, as amended.

DESCRIPTION OF SECURITIES

Common Stock

Our authorized capital stock consists of 100,000,000 shares, of which 95,000,000 shares are common stock, par value $0.001 per share. The holders of our common stock:

●	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
●	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
●	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
●	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

Non-Cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors. After this offering is completed, assuming the sale of all 5,000,000 shares of common stock being offered, our executive officers, directors and principal shareholders will own approximately 75% of our outstanding shares. In the event we sell only the minimum 200,000 shares in this offering, then our executive officers, directors and principal shareholders will own approximately 98.7% of our outstanding shares. As a result, after completion of this offering, regardless of whether we sell the minimum or maximum number of shares, our executive officers, directors and principal shareholders will own the vast majority of the shares of our common stock and will be able to elect all of our directors and control our operations, which could decrease the price and marketability of our shares.

Preferred Stock

We are authorized to issue 5,000,000 shares of preferred stock. Under Nevada corporation law, our board of directors may issue one or more series of preferred stock. If we decide to issue any additional preferred stock in the future, our board of directors will determine the number of shares and the rights, preferences and limitations of each series. These rights, preferences and limitations may include specific designations, number of shares, dividend, liquidation, redemption and voting rights. No preferred stock is presently outstanding.

Convertible Note

On April 14, 2011, we issued a $50,000 Convertible Note to our then President, Pino G. Baldassarre. The note bears interest at the rate of 10% per annum and is due and payable on or before October 14, 2011. Mr. Baldassarre has made advances on behalf of the Company in the amount of $3,500 since our inception and had verbally committed to advance an additional $46,500 on a non-binding basis to fund operations over the next few months. The note was convertible into shares of our Common Stock at a conversion rate of $.10 per share. The note holder could have converted the principal and accrued interest on the note into shares of our Common Stock beginning July 14, 2011. During 2011, the note holder has provided the Company with a letter stating that he has terminated the Note and the outstanding balance due him is to be treated as a non-interest bearing advance payable. The financial statements present the outstanding advance payable balance as $3,155 at December 31, 2011, titled as Due to Shareholders.

See also “Certain Relationships and Related Transactions.”

On May 16, 2011, we entered into a loan agreement (“Loan Agreement”) with Hatton Wireless Limited, a non-affiliated company in the United Kingdom (“Hatton”). In the Loan Agreement, Hatton agreed to loan us up to $200,000 (“Loan”). The Loan is due on November 15, 2011. The Loan bears interest at the rate of 10% per annum (calculated from the date of the advance to the date of repayment and compounded quarterly). If there is a default on the Loan, the interest rate will increase from 10% to 25% beginning on the date of default. The proceeds of the Loan are to be used for general corporate and working capital purposes. The Loan is unsecured and is not convertible into securities of the Company. We have received advances under the Loan as follows:

May 25, 2011	$15,875
May 26, 2011	47,809
June 15, 2011	8,000

Total Advances	$71,684

On September 30, 2011, Hatton Wireless Limited elected to convert the $71,684 loan plus the $3,157 of accrued interest into 249,473 common restricted shares at $.30 cents per share.

Cash Dividends

As of the date of this Annual Report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position and our general economic condition. It is our intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Warrants and Options

We have no outstanding warrants or options to acquire our stock,

Anti-Takeover Provisions

There are no Nevada anti-takeover provisions that our Board of Directors has adopted which may have the affect of delaying or preventing a change in control.

Stock Transfer Agent

Our stock transfer agent is Nevada Agency and Trust Company, 50 W. Liberty Street, Suite 880, Reno, Nevada 89501.

Registration Rights

We have not granted registration rights to any person.

Reports to Shareholders

We intend to furnish our shareholders with annual reports that will describe the nature and scope of our business and operations for the prior year and will contain a copy of our audited financial statements for our most recent fiscal year.

Liability of Directors and Officers

Article 9 of the Company’s Articles of Incorporation provides that our directors and officers shall not be personally liable to the Company or our stockholders for damages for breach of fiduciary duty. However, Article 9 does not eliminate or limit the liability of a director or officer for (1) acts or omissions which involve intentional misconduct, fraud or knowing violation of law or (2) the unlawful payment of dividends.

Indemnification of Directors and Officers

Article 10 of the Company’s Articles of Incorporation entitle any present and future director or executive officer to be indemnified and held harmless from any action, suite or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he, or a person of whom he is the legal representative, is or was a director or officer of the corporation, to the fullest extent legally permissible under the laws of the State of Nevada.

The Nevada Revised Statutes allow us to indemnify our officers, directors, employees, and agents from any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative, except under certain circumstances. Indemnification may only occur if a determination has been made that the officer, director, employee, or agent acted in good faith and in a manner, which such person believed to be in the best interests of the corporation. A determination may be made by the shareholders; by a majority of the directors who were not parties to the action, suit, or proceeding confirmed by opinion of independent legal counsel; or by opinion of independent legal counsel in the event a quorum of directors who were not a party to such action, suit, or proceeding does not exist.

The expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by us as they are incurred and in advance of the final disposition of the action, suit or proceeding, if and only if the officer or director undertakes to repay said expenses to us if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified by us.

The indemnification and advancement of expenses may not be made to or on behalf of any officer or director if a final adjudication establishes that the officer’s or director’s acts or omission involved intentional misconduct, fraud or a knowing violation of the law and was material to the cause of action.

Article 10 of the our Articles of Incorporation and Article VII of our By-Laws entitle any director or executive officer to be indemnified and held harmless from any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he, or a person of whom he is the legal representative, is or was a director or officer of the corporation, to the fullest extent legally permissible under the laws of the State of Nevada.

The Nevada Revised Statutes allow a company to indemnify our officers, directors, employees, and agents from any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative, except under certain circumstances. Indemnification may only occur if a determination has been made that the officer, director, employee, or agent acted in good faith and in a manner, which such person believed to be in the best interests of the corporation. A determination may be made by the stockholders; by a majority of the directors who were not parties to the action, suit, or proceeding confirmed by opinion of independent legal counsel; or by opinion of independent legal counsel in the event a quorum of directors who were not a party to such action, suit, or proceeding does not exist.

Authorized but Unissued Capital Stock

Nevada law does not require shareholder approval for any issuance of authorized shares. However, the marketplace rules of the NASDAQ, which would apply only if our common stock were ever listed on the NASDAQ, which is unlikely for the foreseeable future, require shareholders’ approval of certain issuances of common stock equal to or exceeding 20% of the then outstanding voting power or then outstanding number of shares of common stock, including in connection with a change of control of Networking Partners, Inc, the acquisition of the stock or assets of another company or the sale or issuance of common stock below the book or market value price of such stock. These additional shares may be used for a variety of corporate purposes, including future public offerings to raise additional capital or to facilitate corporate acquisitions.

One of the effects of the existence of unissued and unreserved common stock may be to enable our board of directors to issue shares to persons friendly to current management, which issuance could render more difficult or discourage an attempt to obtain control of our board by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity and entrenchment of our management and possibly deprive the shareholders of opportunities to sell their shares of our common stock at prices higher then prevailing market prices.

Shareholder Matters

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to us if our shares are considered to be penny stocks. Although the federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this prospectus, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Item 13. Certain Relationships and Related Transactions and Director Independence.

On April 14, 2011, we issued a $50,000 Convertible Note to our then President, Pino G. Baldassarre for future cash advances to the Company. The note bears interest at the rate of 10% per annum and is due and payable on or before October 14, 2011. The note was signed by the Company as maker and was not signed by Mr. Baldassarre as payee. Mr. Baldassarre had made a non-binding verbal commitment to advance us an additional $46,500 under the note, but we have not received the remaining $46,500 represented by the note. Mr. Baldassarre had made advances to or on behalf of the Company in the amount of $3,500, but in light of Mr. Baldassarre’s resignation from his positions as President, Chief Executive Officer and a Director of Networking Partners, Inc., effective October 13, 2011, we do not anticipate receiving any additional advances from him. The note is convertible into shares of our Common Stock at a conversion rate of $.10 per share. The note holder can convert the principal and accrued interest on the note into shares of our Common Stock beginning July 14, 2011, and the note holder has provided the Company with a letter stating that he intends to convert the note into shares of our Common Stock after July 14, 2011.

Enzo Taddei, our Chief Financial Officer, has verbally committed to fund up to $50,000 to help fund our operations, but in light of Mr. Taddei’s resignation from his positions as Chief Financial Officer and a Director of Networking Partners, Inc., effective December 8, 2011, we do not anticipate receiving any advances from him.

Any decision by Mr. Baldassarre or Mr. Taddei to advance funds to the Company will be a personal decision by each of them in their capacities as lenders to the Company and not as officers of the Company. In the event that either one of those officers fails to fund their commitments described above, then we may have to suspend our operations and possibly lay-off one or more of our employees, until we can raise additional capital.

At the time that we acquired the koini websites from Anne’s Diary, Inc., none of our officers, directors or shareholders had any equity interest in or affiliation or other relationship with Anne’s Diary, Inc. and none of the officers, directors or shareholders of Anne’s Diary, Inc. had any equity interest in or affiliation or other relationship with the Company. The acquisition was negotiated and closed in an “at arm’s length” transaction.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

SECURITIES AND EXCHANGE COMMISSION POSITION ON INDEMNIFICATION

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to directors, officers and controlling persons of the company, we have been advised by our special securities counsel that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy and is, therefore, unenforceable.

Item 14. Principal Accounting Fees and Services.

Independent Public Accountants

Our audited financial statement for the period November 2, 2010 (inception) to the year ended December 31 2011, included in this Form 10-K filing have been audited by Labrozzi & Company, P.A. We include the financial statements in reliance on their report, given upon their authority as experts in accounting and auditing.

The following table presents fees for professional audit services performed by Labrozzi & Company, P.A. for the audit of our annual financial statements for our fiscal years ended December 31, 2011 and 2010, and fees billed for other services rendered by Labrozzi & Company, P.A. during such years.

	2011	2010

Audit Fees:	$12,800	$—
Audit-Related Fees:	2,200	—
Total:	$15,000	$—

Audit Fees consist of fees billed for professional services rendered by our principal accountant for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements included in our quarterly reports and services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services rendered by our principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees” and relate to services performed in connection with the review of our Registration Statement on Form S-l.

Our board of directors serves as our audit committee. It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively. During the course of the year, our chairman has the authority to pre-approve requests for services mat were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2011 and 2010, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Principal Accountants are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee (which consists of our entire board of directors); or
●	entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.
●	The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by our principal accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our principal accountants’ independence.

During the 2011 and 2010 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Financial statements for Networking Partners Inc. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

(a)(2) Financial Statement Schedule

Financial Statement Schedule for Networking Partners Inc. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report..

(b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K

Exhibit No.	Document Description
3.1(i)*	Articles of Incorporation filed with the Nevada Secretary of State on November 2, 2010.

3.1(ii) *	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on January 5, 2011.

3.1(iii)*	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on April 11, 2011.

3.2*	Bylaws.

4.1*	Specimen Stock Certificate.

10.1*	Websites Purchase Agreement dated December 21, 2010, by and between Networking Partners, Inc. and Anne’s Diary, Inc.

10.2*	Subscription Agreement for Regulation S Offering of Common Stock (template)

10.3*	$50,000 Convertible Note dated April 14, 2011, issued to Pino G. Baldassarre

10.4*	$200,000 Loan Agreement dated May 16, 2011, between Hatton Wireless Limited and Networking Partners, Inc.

14*	Code of Business Conduct and Ethics Adopted April 11, 2011.

21**	Subsidiaries

99.1*	Subscription Agreement (Amended).

99.2*	Notice of Debt Conversion dated May 25, 2011

31.1**	Certification under Section 302 of Sarbanes-Oxley Act of 2002

31.2**	Certification under Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification under Section 906 of Sarbanes-Oxley Act of 2002

32.2**	Certification under Section 906 of Sarbanes-Oxley Act of 2002

101**	Interactive data Files pursuant to Rule 405 of regulation S-T.

*	Exhibits incorporated herein by reference. File No. 333-173790
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORKING PARTNERS INC.

Date: February 19, 2013	By:	/s/ Enzo Taddei
Enzo Taddei
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Enzo Taddei	Chief Executive Officer, Chief Financial Officer	February 19, 2013
Enzo Taddei

NETWORKING PARTNERS INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor’s Report

To the Shareholders

Networking Partners, Inc.

857 Sarno Road

Melbourne, FL 32935

We have audited the accompanying balance sheets of Networking Partners, Inc. (A Development Stage Enterprise) as of December 31, 2011 and 2010 and the related statements of operations, changes in shareholders’ equity, and cash flows for the periods then ended and the period November 2, 2010 (inception) through December 31, 2011. These financial statements are the responsibility of Networking Partners, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Networking Partners, Inc. (A Development Stage Enterprise) as of December 31, 2011 and 2010 and the results of its operations and cash flows for the periods then ended and the period November 2, 2010 (inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 1, the Company has been in the development stage since its inception (November 2, 2010) and continues to incur significant losses. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Labrozzi & Co., P.A.

Miami, Florida

February11,2013

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	December 31,
	2011	2010
ASSETS

Current Assets
Due from related party	$5,301	$-
Stock subscriptions receivable	-	7,556

Total Current Assets	5,301	7,556

Intangible assets - Web Sites (Beta 1)	3,630,000	3,630,000
Intangible assets - Public Pages (Beta 2)	101,183	-

Total Fixed Assets	3,731,183	3,630,000

Total Assets	$3,736,484	$3,637,556

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$29,272	$-
Due to shareholders	3,155	3,500
Derivative liability	-	3,630,000

Total Current Liabilities	32,427	3,633,500

Long Term Liabilities
Notes payable	41,073	-

Total Liabilities	73,500	3,633,500

Stockholders’ Equity
Common stock: 95,000,000 and 13,000,000 shares authorized; $0.001 par value, 15,445,484 and zero shares issued and outstanding at December 31, 2011 and 2010, respectively	15,445	-
Preferred stock: 5,000,000 shares authorized; $0.001 par value, no shares issued and outstanding at December 31, 2011 and 2010, respectively	-	-
Common stock subscribed	-	7,556
Additional paid In capital	3,806,874	-
Deficit accumulated during the development stage	(159,335)	(3,500)

Total Stockholders’ Equity	3,662,984	4,056

Total Liabilities and Stockholders’ Equity	$3,736,484	$3,637,556

The accompanying notes are an integral part of the condensed consolidated financial statements

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

	For the Year Ended December 31, 2011	For the Period from November 2, 2010 (inception) through December 31, 2010	For the Period from November 2, 2010 (inception) through December 31, 2011

Revenues	$1,812	$-	$1,812

Cost of Sales	239	-	239

Gross Profit	1,573	-	1,573

Operating Expenses
General and Administrative	81,848	3,500	85,348
Professional Services	71,296	-	71,296

Total Operating Expenses	153,144	3,500	156,644

Other Expenses
Interest Expense	(4,264)	-	(4,264)

Total Other Expenses	(4,264)	-	(4,264)

Net Loss	$(155,835)	$(3,500)	$(159,335)

Basic and Diluted Loss per Share	$(0.01)	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding	14,968,991	8,766,327	14,110,403

The accompanying notes are an integral part of the condensed consolidated financial statements

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period from November 2, 2010 (inception) to December 31, 2011

	Common Stock		Additional Paid-in	Stock to be	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Issued	Stage	Equity

Balance at inception November 2, 2010	-	$-	$-	$-	$-	$-

Common stock subscribed	7,556,327	7,556	-	-	-	7,556

Net loss for the period from November 2, 2010 (inception) through December 31, 2010	-	-	-	-	(3,500)	(3,500)

Balance December 31, 2010	7,556,327	7,556	-	-	(3,500)	4,056

Common stock issued for asset acquisition	7,260,000	7,260	3,622,740	-	-	3,630,000

Common stock issued for debt conversion	629,157	629	184,134	-	-	184,763

Net loss for the year ended December 31, 2011	-	-	-	-	(155,835)	(155,835)

Balance December 31, 2011	15,445,484	$15,445	$3,806,874	$-	$(159,335)	$3,662,984

The accompanying notes are an integral part of the condensed consolidated financial statements

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2011	For the Period From November 2, 2010 (inception) Through December 31, 2010	For the Period From November 2, 2010 (inception) Through December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(155,835)	$(3,500)	$(159,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for asset acquisition	7,260	-	7,260
Changes in operating assets and operating liabilities:
Stock subscription receivable	7,556	(7,556)	-
Accounts payable	29,272	-	29,272
Derivative liability	(3,630,000)	3,630,000	-
Accrued interest	1,073	-	1,073
Loans to/from related parties	(5,646)	3,500	(2,146)
Net Cash Used In Operating Activities	(3,746,320)	3,622,444	(123,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets - Web Sites (Beta 1)	-	(3,630,000)	(3,630,000)
Intangible asset - Koiniclub.com (Beta v2)	(101,183)	-	(101,183)
Net Cash Used In Investing Activities	(101,183)	(3,630,000)	(3,731,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions	-	7,556	7,556
Common stock issued for converted debt	629	-	629
Proceeds from notes payable	40,000		40,000
Additional paid In capital	3,806,874	-	3,806,874
Net Cash Provided By Financing Activities	3,847,503	7,556	3,855,059

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$3,190	$-	$3,190
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:	$-	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements

NETWORKING PARTNERS, INC.

 (A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 AND 2010

NOTE 1 - ORGANIZATION, BUSINESS, AND OPERATIONS

Networking Partners, Inc. (the “Company”) was organized under the laws of the State of Nevada on November 2, 2010. The Company´s business is based on developing tools and technology in connection with the acquisition of the same, and partnering with compatible businesses for in-house developed projects aimed at developing networking systems where children could interact electronically with parental guidance. These applications include social networking at its core. For children under thirteen to be introduced to the web and social networking, the law requires parental consent. Children under thirteen have a direct and moderated social networking experience, accompanied by online encrypted security parameters, offered through a platform that ensures privacy of information.

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

For the year ended December 31, 2011, there was $1,812 of Koini Credits revenue. The accompanying financial statements for the year ended December 31, 2011 have been prepared assuming the Company will continue as a going concern.

During the fiscal year 2013, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $158,261 at December 31, 2011. The revenue for the year ended December 31, 2011 was $1,812 and the Company had a working capital deficiency of $27,125 at December 31, 2011.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Basis of Presentation - The consolidated financial statements include the accounts of Networking Partners, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets. The Company has included the results of operations of acquired companies from the date of acquisition.

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

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

The Company elected to early adopt this accounting standard, at inception, on a prospective basis. The adoption of this standard did not have a significant impact on the Company’s revenue recognition for multiple deliverable arrangements. Upon adoption, the selling prices for certain custom advertising solutions may use the best estimate of selling price as provided under the new standard. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, cash flows, or results of operations for the year ended December 31, 2011.

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

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 AND 2010

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Income per Common Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2011.

Deferred Taxes - The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the year ended December 31, 2011.

Stock-Based Compensation - The Company has accounted for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities - The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 AND 2010

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2011.

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

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

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

NOTE 5 - SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2011.

NOTE 6 - INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 AND 2010

NOTE 7 - BALANCE SHEET INFORMATION

Due from related party - As of December 31, 2011, the Company held a receivable from a Canadian entity, Anne’s Diary Inc., in the amount of $5,301 in relation to the purchase of the social networking websites.

Intangible Assets - consisted of the following at December 31,

	2011	2010

Koini.com & Koiniclub.com	$3,630,000	$3,630,000
Koini – Public Pages (Beta V1)	101,183	—
Total Intangible Assets	$3,731,183	$3,630,000

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

The websites were valued using various methods including adherence to Emerging Issues Task Force 002 (EITF-002), the market value approach, and the income approach utilizing a capitalization rate calculated from the Ibbotson’s build-up method applied to projected future cash flows. The participants also considered FAS 157’s definition of fair value which is the amount at which the asset could be bought or sold in a current transaction between willing parties, or transferred to an equivalent party.

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

Due to shareholders – represents non-interest bearing advances to the Company from our President, Pino G. Baldassarre, and consisted of the following at December 31,

	2011	2010

Due to shareholders	$3,155	$3,500

Stockholders’ Equity -

A) Common Stock

The company’s amended Articles of Incorporation authorize the issuance of 95,000,000 common shares at $0.001 par value per share.

Unregistered Sales and Issuance of Equity Securities

The Company had 15,445,484 issued and outstanding common stock shares as of December 31, 2011. Details of the issued and outstanding common stock shares at December 31, 2011, issued without registration under the Securities Act of 1933, as amended, since our incorporation on November, 2, 2010, are presented below:

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 AND 2010

BALANCE SHEET INFORMATION (continued)

Description	Amount of Shares Issued and Outstanding

Stock issued to private offering subscribers	7,556,327
Stock issued for acquisition of assets	7,260,000
Stock issued for conversion of debt	629,157
15,445,484

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

We believe that Regulation S was available to us because:

●	None of these issuances involved underwriters, underwriting discounts or commissions;
●	We placed Regulation S required restrictive legends on all certificates issued;
●	No offers or sales of stock under the Regulation S offering were made to persons in the United States; and
●	No direct selling efforts of the Regulation S offering were made in the United States.

The 500,000 shares of common stock issued to Pino G. Baldassarre, an officer and director of the Company, were issued in reliance on the exemption from registration pursuant to Section 4(2) of the 33 Act.

On September 30, 2011 the Company issued 319,684 common restricted shares to Anne´s Diary, Inc. The shares were issued as a conversion of $79,921.03 of debt at 25 cents per share.

On September 30, 2011 the Company issued 249,473 common restricted shares to Hatton Wireless Limited (A United Kingdom based limited company). The shares were issued as a conversion of $74,841.03 of debt at $.30 cents per share.

On November 17, 2011 the Company issued 60,000 common restricted shares to the owner of Hatton Wireless Limited (A United Kingdom based limited company). The shares were issued as a conversion of $30,000.00 of debt at $.50 cents per share.

B) Preferred Stock

The company’s Articles of Incorporation authorize the issuance of 5,000,000 preferred shares at $0.001 par value per share. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

No preferred shares have been issued.

Notes Payable -

Between May 25, 2011 and June 15, 2011, the company received loans totaling of $71,684 from a company called Hatton Wireless Limited, a non-affiliate from the United Kingdom. These loans would become due on November 15, 2011. The loans would bear an interest at a rate of 10% and if there was a default, the interest would increase from 10% to 25%.

On September 30, 2011 Hatton Wireless Limited elected to convert the $71,684 loan plus the $3,157 of accrued interest into 249,473 common restricted shares at $.30 cents per share.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 AND 2010

BALANCE SHEET INFORMATION (continued)

The Company also received advances totaling of $79,921 from Anne´s Diary, Inc. (a related party). These advances were converted into 319,684 common restricted shares at $.25 cents per share.

During September and October of 2011 the Company executed Promissory Notes with three unaffiliated individuals for an aggregate amount of $40,000 loaned to the Company for working capital purposes. Each Promissory Note bears interest at the rate of 10% and has a term of eighteen months. A $5,000 note was issued September 1, 2011 and is due February 28, 2013; a $15,000 note was issued September 1, 2011 and is due March 18, 2013; and a $20,000 note was issued October 11, 2011 and is due April 10, 2013. The Promissory Notes are represented on the Company’s financial statements in the amount of $41,073. The $1,073 represents accrued interest on the outstanding principal amount of $40,000.

NOTE 8 - SUBSEQUENT INFORMATION

Effective November 12, 2012, the Board of Directors 1) appointed Mr. Enzo Taddei as the Company’s Interim CEO and sole director; 2) agreed to accept Mrs. Sarra Buzze Stockdale’s resignation as President, CEO and director of the Company and 3) agreed to accept Mr. Jorge Sariego Sanchez’s resignation as CTO and director of the Company.

