Form 10-Q
period 2012-03-31
NETWORKING PARTNERS INC
filed 2013-03-11
CIK 1518041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2012
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE TRANSITION FROM ____________ TO ___________

                       Commission File Number: 000-54418

                            NETWORKING PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                45-0921541
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

           857 Sarno Road
         Melbourne, Florida                                        32935
(Address of principal executive offices)                         (Zip code)

                  Registrant's telephone number: (321) 200-0142

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 7, 2013, there were 15,445,484 outstanding shares of the Registrant's Common Stock, $.001 par value.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ...............................................   3

Condensed Consolidated Balance Sheets at March 31, 2012 (unaudited)
and December 31, 2011 ......................................................   3

Condensed Consolidated Statements of Operations for the Three Months
Ended March 31, 2012 and 2011 and for the Period November 2, 2010
(inception) through March 31, 2012 (unaudited) .............................   4

Condensed Consolidated Statements of Stockholders' Equity for the
Period November 2, 2010 (inception) through March 31, 2012 (unaudited) .....   5

Condensed Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2012 and 2011and for the Period November 2, 2010
(inception) through March 31, 2012 (unaudited) .............................   6

Notes to Condensed Consolidated Financial Statements -
March 31, 2012 (unaudited) .................................................   7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Plan of Development Stage Activities ...............................  13

Item 3. Quantitative and Qualitative Disclosures about Market Risk .........  14

Item 4. Controls and Procedures ............................................  14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ..................................................  15

Item 1A. Risk Factors ......................................................  15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ........  15

Item 3. Defaults Upon Senior Securities ....................................  16

Item 4. Mine Safety Disclosures ............................................  16

Item 5. Other Information ..................................................  16

Item 6. Exhibits ...........................................................  17

SIGNATURES .................................................................  18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets

                                                                                 March 31,          December 31,
                                                                                   2012                 2011
                                                                                ----------           ----------
                                                                                (unaudited)
                                     ASSETS

CURRENT ASSETS
  Due from related party                                                        $    5,301           $    5,301
  Stock subscriptions receivable                                                        --                   --
                                                                                ----------           ----------
TOTAL CURRENT ASSETS                                                                 5,301                5,301
                                                                                ----------           ----------

Intangible assets - Web Sites (Beta 1)                                           3,630,000            3,630,000
Intangible assets - Public Pages (Beta 2)                                          101,183              101,183
                                                                                ----------           ----------
TOTAL FIXED ASSETS                                                               3,731,183            3,731,183
                                                                                ----------           ----------

TOTAL ASSETS                                                                    $3,736,484           $3,736,484
                                                                                ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                              $   31,772           $   29,272
  Due to shareholders                                                                3,155                3,155
  Derivative liability                                                                  --                   --
                                                                                ----------           ----------
TOTAL CURRENT LIABILITIES                                                           34,927               32,427
                                                                                ----------           ----------
LONG TERM LIABILITIES
  Notes payable                                                                     42,073               41,073
                                                                                ----------           ----------

TOTAL LIABILITIES                                                                   77,000               73,500
                                                                                ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock: 95,000,000 shares authorized; $0.001 par value, 15,445,484
   shares issued and outstanding at March 31, 2012 and December 31, 2011            15,445               15,445
  Preferred stock: 5,000,000 shares authorized; $0.001 par value, no shares
   issued and outstanding at March 31, 2012 and December 31, 2011                       --                   --
  Additional paid In capital                                                     3,806,874            3,806,874
  Deficit accumulated during the development stage                                (162,835)            (159,335)
                                                                                ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                       3,659,484            3,662,984
                                                                                ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $3,736,484           $3,736,484
                                                                                ==========           ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                                            For the
                                                                                          Period from
                                                                                        November 2, 2010
                                                 For the Three Months Ended               (inception)
                                                         March 31,                          through
                                            -----------------------------------            March 31,
                                                2012                   2011                  2012
                                            ------------           ------------          ------------
Revenues                                    $         --           $         --          $      1,812

Cost of Sales                                         --                     --                   239
                                            ------------           ------------          ------------

Gross Profit                                          --                     --                 1,573
                                            ------------           ------------          ------------
Operating Expenses
  General and Administrative                          --                     --                76,213
  Professional Services                            2,500                     --                82,931
                                            ------------           ------------          ------------
Total Operating Expenses                           2,500                     --               159,144
                                            ------------           ------------          ------------
Other Expenses
  Interest Expense                                (1,000)                    --                (5,264)
                                            ------------           ------------          ------------
Total Other Expenses                              (1,000)                    --                (5,264)
                                            ------------           ------------          ------------

Net Loss                                    $     (3,500)          $         --          $   (162,835)
                                            ============           ============          ============

Basic and Diluted Loss per Share            $      (0.00)          $         --          $      (0.01)
                                            ============           ============          ============
Basic and Diluted Weighted Average
 Number of Shares Outstanding                 15,445,484             14,816,327            14,343,718
                                            ============           ============          ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
       Condensed Consolidated Statement of Changes in Stockholders' Equity
       For the Period from November 2, 2010 (inception) to March 31, 2012
                                   (unaudited)

                                                                                                 Deficit
                                                                                               Accumulated
                                                        Common Stock             Additional    during the         Total
                                                    ---------------------         Paid-in      Development     Stockholders'
                                                    Shares         Amount         Capital         Stage           Equity
                                                    ------         ------         -------         -----           ------
BALANCE AT INCEPTION NOVEMBER 2, 2010                     --    $        --     $        --    $        --     $        --
                                                 ===========    ===========     ===========    ===========     ===========

Common stock subscribed                            7,556,327          7,556              --             --           7,556

Net loss for the period from November 2, 2010
 (inception) through December 31, 2010                    --             --              --         (3,500)         (3,500)
                                                 -----------    -----------     -----------    -----------     -----------
BALANCE DECEMBER 31, 2010                          7,556,327          7,556              --         (3,500)          4,056
                                                 ===========    ===========     ===========    ===========     ===========

Common stock issued for asset acquisition          7,260,000          7,260       3,622,740             --       3,630,000

Common stock issued for debt conversion              629,157            629         184,134             --         184,763

Net loss for the year ended December 31, 2011             --             --              --       (155,835)       (155,835)
                                                 -----------    -----------     -----------    -----------     -----------
BALANCE DECEMBER 31, 2011                         15,445,484         15,445       3,806,874       (159,335)      3,662,984

Net loss for the three months ended
 March 31, 2012                                           --             --              --         (3,500)         (3,500)
                                                 -----------    -----------     -----------    -----------     -----------

BALANCE MARCH 31, 2012                            15,445,484    $    15,445     $ 3,806,874    $  (162,835)    $ 3,659,484
                                                 ===========    ===========     ===========    ===========     ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                          For the
                                                                                                        Period from
                                                                                                      November 2, 2010
                                                                   For the Three Months Ended           (inception)
                                                                           March 31,                      through
                                                              ----------------------------------         March 31,
                                                                  2012                  2011               2012
                                                              ------------          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $     (3,500)         $         --       $   (162,835)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Common stock issued for asset acquisition                          --                    --              7,260
  Changes in operating assets and operating liabilities:
     Accounts payable                                                2,500                    --             31,772
     Accrued interest                                                1,000                    --              2,073
     Loans to/from related parties                                      --                    --             (2,146)
                                                              ------------          ------------       ------------
          NET CASH USED IN OPERATING ACTIVITIES                         --                    --           (123,876)
                                                              ------------          ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Intangible assets - Web Sites (Beta 1)                                --                    --         (3,630,000)
  Intangible asset - Koiniclub.com (Beta v2)                            --                    --           (101,183)
                                                              ------------          ------------       ------------
          NET CASH USED IN INVESTING ACTIVITIES                         --                    --         (3,731,183)
                                                              ------------          ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock subscriptions                                                   --                    --              7,556
  Common stock issued for converted debt                                --                    --                629
  Proceeds from notes payable                                           --                    --             40,000
  Additional paid In capital                                            --                    --          3,806,874
                                                              ------------          ------------       ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                     --                    --          3,855,059
                                                              ------------          ------------       ------------

NET CHANGE IN CASH                                                      --                    --                 --

CASH AT BEGINNING OF PERIOD                                             --                    --                 --
                                                              ------------          ------------       ------------

CASH AT END OF PERIOD                                         $         --                    --       $         --
                                                              ============          ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                      $         --          $         --       $      3,190
                                                              ============          ============       ============
  Cash paid for taxes                                         $         --          $         --       $         --
                                                              ============          ============       ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:                                        $         --          $         --       $         --
                                                              ============          ============       ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2012
                                   (unaudited)

NOTE 1 - ORGANIZATION, BUSINESS, AND OPERATIONS

Networking Partners, Inc. (the "Company") was organized under the laws of the State of Nevada on November 2, 2010. The Company's business is based on developing tools and technology in connection with the acquisition of the same, and partnering with compatible businesses for in-house developed projects aimed at developing networking systems where children could interact electronically with parental guidance. These applications include social networking at its core. For children under thirteen to be introduced to the web and social networking, the law requires parental consent. Children under thirteen have a direct and moderated social networking experience, accompanied by online encrypted security parameters, offered through a platform that ensures privacy of information.

On November 5, 2010, the Company created a wholly owned foreign subsidiary named Koini, Inc, (KOINI) a Canadian corporation located on Prince Edward Island, Canada. Koini was setup as a special purpose company to manage and continually develop koini.com and koiniclub.com, two fully functional social networking web-sites purchased from a third party on December 21, 2010. The websites were purchased by the Company to have Koini run and manage. Koini.com and koiniclub.com's target market is young people between the ages of 7 and 13. The functionality of the websites is comparable to the combination of FACEBOOK, TWITTER and Myspace's networking applications. The websites' customizable profiles and pages provide a MYSPACE feel and the functionality of its `Friending' and "Groups" provide a FACEBOOK feel.

On August 20, 2011 the board of directors decided to change the legal name of Koini Inc (Canada) to Networking Partners Canada Inc.

NOTE 2 - DEVELOPMENT STAGE ENTERPRISE

The Company is in the development stage as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. The Company is primarily engaged in the development of social media platforms. The initial focus of the Company's research and development efforts will be the generation of products and services for web-sites geared toward the children's market. The production and marketing of the Company's web-sites and its ongoing research and development activities will be subject to extensive review by the Company's management and Board of Directors. The Company's success will depend in part on its ability to generate advertising sales. There can be no assurance of the Company's successful efforts.

For the three month period ended March 31, 2012, there was no revenue. The accompanying financial statements for the three month period ended March 31, 2012 have been prepared assuming the Company will continue as a going concern.

During the fiscal year 2013, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital.

However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company's financial needs. Revenues are anticipated to commence once its advertising sales commence, internal currency, Koini Credits system, paid competition, and many other revenue streams are implemented.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $162,835 at March 31, 2012. There was no revenue for the three month period ended March 31, 2012 and the Company had a working capital deficiency of $29,626 at March 31, 2012.

The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2012
                                   (unaudited)

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

Management's Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Revenue Recognition. In October 2009, FASB amended the accounting standard for multiple deliverable revenue arrangements, which provided updated guidance on whether multiple deliverables exist, how deliverables in an arrangement should be separated, and how consideration should be allocated. This standard eliminates the use of the residual method and will require arrangement consideration to be allocated based on the relative selling price for each deliverable. The selling price for each arrangement deliverable can be established based on vendor specific objective evidence ("VSOE") or third-party evidence ("TPE") if VSOE is not available. The new standard provides additional flexibility to utilize an estimate of selling price ("ESP") if neither VSOE nor TPE is available.

The Company elected to early adopt this accounting standard, at inception, on a prospective basis. The adoption of this standard did not have a significant impact on the Company's revenue recognition for multiple deliverable arrangements. Upon adoption, the selling prices for certain custom advertising solutions may use the best estimate of selling price as provided under the new standard. The adoption of this standard did not have a material impact on the Company's consolidated financial position, cash flows, or results of operations for the three month period ended March 31, 2012.

In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the related fee is reasonably assured. The Company's arrangements generally do not include a provision for cancellation, termination, or refunds that would significantly impact revenue recognition. Revenue is generated from several offerings including the display of graphical advertisements ("display advertising"), and other sources.

The  Company   recognizes   revenue  from  display   advertising  on  koini.com,
koiniclub.com and affiliate sites as "impressions" are delivered. Impressions are delivered when an advertisement appears in pages viewed by users. Arrangements for these services generally have terms of up to one year and in some cases the terms may be up to three years. For display advertising on affiliate sites, the Company will pay affiliates for the revenue generated from the display of these advertisements on the affiliate sites. Traffic acquisition costs ("TAC") are payments made to third-party entities that have integrated the Company's advertising offerings into their Websites or other offerings and payments made to companies that direct consumer and business traffic to koini.com and/or koiniclub.com. The display revenue derived from these arrangements that involve traffic supplied by affiliates is reported gross of the TAC paid to affiliates as the Company is the primary obligor to the advertisers who are the customers of the display advertising service.

The Company has not yet begun offering customized display advertising solutions to advertisers. These customized display advertising solutions combine the Company's standard display advertising with customized content, customer insights, and campaign analysis. Due to the unique nature of these products, the Company may not be able to establish selling prices based on historical stand-alone sales or third-party evidence; therefore, the Company may use its best estimate to establish selling prices. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, class of advertiser, size of transaction, seasonality, margin objectives, observed pricing trends, available online inventory, industry pricing strategies, and market conditions. The Company believes the use of the best estimates of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.

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

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2012
                                   (unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income per Common  Share- Net loss per common share is computed  pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2012.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three month period ended March 31, 2012.

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

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2012
                                   (unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three month period ended March 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued Accounting Standard Update No. 2010-11 "Derivatives and Hedging" (Topic 815). ASU No. 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. "Income Taxes" (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated." Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff "does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns."

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 "Stock Compensation" (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

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

NOTE 5 - SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,"DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISES AND RELATED INFORMATION". This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2012.

NOTE 6 - INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the three month period ended March 31, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2012
                                   (unaudited)

NOTE 7 - BALANCE SHEET INFORMATION

Due from related party - As of March 31, 2012, the Company held a receivable from a Canadian entity, Anne's Diary Inc., in the amount of $5,301 in relation to the purchase of the social networking websites.

Intangible Assets - consisted of the following at March 31, 2012.

Koini.com & Koiniclub.com                         $3,630,000
Koini - Public Pages (Beta V1)                       101,183
                                                  ----------
    Total Intangible Assets                       $3,731,183
                                                  ==========

On December 21, 2010, the Company acquired two web-sites, koini.com and koiniclub.com, from a Canadian entity, Anne's Diary Inc., in the amount of $3,630,000 via a stock subscription agreement. The agreement stated that the Company must amend its Articles of Incorporation to increase authorized common stock to enable the distribution of the appropriate amount of shares to Anne's Diary Inc., in an amount equal 49% of issued and outstanding, immediately following the approved Certificate of Amendment in the State of Nevada, no later than 180 days of the transaction. On April 12, 2011, the Company issued 7,260,000 common shares to Anne's Diary, Inc consummating the purchase of the social networking websites as per agreement.

The websites were valued using various methods including adherence to Emerging Issues Task Force 002 (EITF-002), the market value approach, and the income approach utilizing a capitalization rate calculated from the Ibbotson's build-up method applied to projected future cash flows. The participants also considered FAS 157's definition of fair value which is the amount at which the asset could be bought or sold in a current transaction between willing parties, or transferred to an equivalent party. Intangible assets are carried at cost and amortized over their estimated useful lives, generally on a straight-line basis. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.

Due to shareholders - represents non-interest bearing advances to the Company from our former President, Pino G. Baldassarre, and consisted of the following at March 31, 2012:

Due to shareholders                               $    3,155
                                                  ==========

Stockholders' Equity -

A) COMMON STOCK

The company's amended Articles of Incorporation authorize the issuance of 95,000,000 common shares at $0.001 par value per share.

The Company had 15,445,484 issued and outstanding common stock shares as of March 31, 2012. Details of the issued and outstanding common stock shares issued without registration under the Securities Act of 1933, as amended, since our incorporation on November 2, 2010, are presented below:

                                                    Amount of
            Description                           Shares Issued
            -----------                           -------------
Stock issued to private offering subscribers        7,556,327
Stock issued for acquisition of assets              7,260,000
Stock issued for conversion of debt                   629,157
                                                   ----------
Total common stock shares issued                   15,445,484
                                                   ==========

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                 March 31, 2012
                                   (unaudited)

NOTE 7 - BALANCE SHEET INFORMATION (CONTINUED)

B) PREFERRED STOCK

The company's Articles of Incorporation authorize the issuance of 5,000,000 preferred shares at $0.001 par value per share. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.
No preferred shares have been issued.

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

The Company also received advances totaling of $79,921 from Anne's Diary, Inc. (a related party). These advances were converted into 319,684 common restricted shares at $.25 cents per share.

During September and October of 2011 the Company executed Promissory Notes with three unaffiliated individuals for an aggregate amount of $40,000 loaned to the Company for working capital purposes. Each Promissory Note bears interest at the rate of 10% and has a term of eighteen months. A $5,000 note was issued September 1, 2011 and is due February 28, 2013; a $15,000 note was issued
September 1, 2011 and is due March 18, 2013; and a $20,000 note was issued October 11, 2011 and is due April 10, 2013. The Promissory Notes are represented on the Company's financial statements in the amount of $42,073. The $2,073 represents accrued interest on the outstanding principal amount of $40,000.

NOTE 8 - SUBSEQUENT INFORMATION

Effective November 12, 2012, the Board of Directors 1) appointed Mr. Enzo Taddei as the Company's CEO and sole director; 2) agreed to accept Mrs. Sarra Buzze Stockdale's resignation as President, CEO and director of the Company and 3) agreed to accept Mr. Jorge Sariego Sanchez's resignation as CTO and director of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF DEVELOPMENT STAGE ACTIVITIES.

                     CAUTIONARY FORWARD - LOOKING STATEMENT

The following discussion and analysis of the results of operations and financial condition of Networking Partners, Inc. should be read in conjunction with the unaudited financial statements, and the related notes. References to "we," "our," or "us" in this section refers to the Company and its subsidiaries. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

     *    the volatile and competitive nature of our industry,
     * the uncertainties surrounding the rapidly evolving markets in which we compete,
     *    the uncertainties surrounding technological change of the industry,
     *    our dependence on its intellectual property rights,
     *    the success of marketing efforts by third parties,
     *    the changing demands of customers and
     *    the arrangements with present and future customers and third parties.

     Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

OVERVIEW

     On  December  21,  2010,  we  bought  two  social   networking  web  sites:
www.koiniclub.com and www.koini.com. from Anne's Diary, Inc. in exchange for 7,260,000 shares of our common stock. In April 2011, we hired the three people who had designed and worked on the two web sites for Anne's Diary, Inc.

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

     Our Koini sites have been developed for all age groups, but uniquely, we also have a separate system of parental controls for members under the age of
13. Through the development of internal applications that allow us to create competitions and automate the management of these competitions, we have created a marketing tool that is working very well. This internal application is now being developed to work for businesses; both local and international, to use this application to create their own competitions that can promote their businesses. We believe the demographics of our Koini members will entice companies to advertise on our Koini sites and create competitions in order to promote their brands.

BUSINESS DEVELOPMENT

  We are a development stage corporation and have recently started our business operations, and have generated minimal revenues.

     The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $162,835 at March 31, 2012. There was no revenue for the three month period ended March 31, 2012 and the Company had a working capital deficiency of $29,626 at March 31, 2012.

     The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

RESULTS AND COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011:

     The Company had no revenue for the three month periods ended March 31, 2012 and 2011.

     Operating expenses were $2,500 and zero for the three month periods ended March 31, 2012 and 2011, respectively. Operating expenses consisted of $2,500 of legal and auditing professional services for the three month period ended March 31, 2012.

     The Company incurred interest expenses of $1,000 and zero for the three month periods ended March 31, 2012 and 2011, respectively.

     The Company had net loss of $3,500 and zero for the three month periods ended March 31, 2012 and 2011, respectively.

     Based on 15,445,484 weighted average shares outstanding for the three months ended March 31, 2012, the loss per share was $0.00.

LIQUIDITY AND CAPITAL RESERVES:

     For the three month period ended March 31, 2012 we had no income and minimal expenses were accrued.

     As of March 31, 2012, the Company had no cash and a working capital deficit of $29,626.

     It is the Company's intention to seek additional capital through an offering, which we plan to use to use for working capital and to implement a marketing program to increase awareness of our websites and also to expand our operations. Depending upon market conditions, the Company may not be successful in raising sufficient additional capital for it to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

     The Company's executive offices are based in Melbourne, Florida.

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

     We conducted an evaluation under the supervision and with the participation of our management, including Sara Stockdale, our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and principal financial officer concluded as of March 31, 2012, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

     Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012 and found our internal control over financial reporting to be effective. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this quarterly report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of March 31, 2012.

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended March 31, 2012, we did not make any changes in our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS.

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company had 15,445,484 issued and outstanding common stock shares as of March 31, 2012. Details of the issued and outstanding common stock shares issued without registration under the Securities Act of 1933, as amended, since our incorporation on November, 2, 2010, are presented below:

                                                    Amount of
            Description                           Shares Issued
            -----------                           -------------
Stock issued to private offering subscribers        7,556,327
Stock issued for acquisition of assets              7,260,000
Stock issued for conversion of debt                   629,157
                                                   ----------
Total common stock shares issued                   15,445,484
                                                   ==========

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

     On December 21, 2010, we entered into a Websites Purchase Agreement with Anne's Diary, Inc. pursuant to which we acquired our www.koini.com and www.koiniclub.com web sites in exchange for 7,260,000 shares of our common stock valued at $.50 per share. We issued the 7,260,000 shares to Anne's Diary, Inc. on April 12, 2011.

     We believe that Regulation S was available to us because:

     * None of these issuances involved underwriters, underwriting discounts or commissions;
     * We placed Regulation S required restrictive legends on all certificates issued;
     * No offers or sales of stock under the Regulation S offering were made to persons in the United States; and
     * No direct selling efforts of the Regulation S offering were made in the United States.

     The 500,000 shares of common stock issued to Pino G. Baldassarre, an officer and director of the Company, were issued in reliance on the exemption from registration pursuant to Section 4(2) of the 33 Act.

     On September 30, 2011 the Company issued 319,684 common restricted shares to Anne's Diary, Inc. The shares were issued as a conversion of $79,921.03 of debt at 25 cents per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. MINE SAFETY DISCLOSURES.

     Not applicable.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

     See Exhibit  Index below for  exhibits  required by Item 601 of  regulation
S-K.

                                  EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit No.                        Description
-----------                        -----------

31.1 *         Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2 *         Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1 *         Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2 *         Certification under Section 906 of Sarbanes-Oxley Act of 2002
101 *          Interactive Data Files pursuant to Rule 405 of Regulation S-T

----------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NETWORKING PARTNERS, INC.


Date: March 11, 2013                /s/ Enzo Taddei
                                    --------------------------------------------
                                    Enzo Taddei
                                    Chief Executive Officer
                                    (Principal Executive Officer)
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)