Form 10-Q
period 2012-06-30
NETWORKING PARTNERS INC
filed 2013-03-11
CIK 1518041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2012
                                       or

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

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ...............................................   3

Condensed Consolidated Balance Sheets at June 30, 2012 (unaudited)
and December 31, 2011 ......................................................   3

Condensed Consolidated Statements of Operations for the Three and
Six Months Ended June 30, 2012 and 2011 and for the Period
November 2, 2010 (inception) through June 30, 2012 (unaudited) .............   4

Condensed Consolidated Statements of Stockholders' Equity for the
Period November 2, 2010 (inception) through June 30, 2012 (unaudited) ......   5

Condensed  Consolidated  Statements  of Cash Flows for the Six Months
Ended June 30, 2012 and 2011and for the Period November 2, 2010
(inception) through June 30, 2012 (unaudited) ..............................   6

Notes to Condensed Consolidated Financial Statements - June 30, 2012
(unaudited) ................................................................   7


Item 2. Management's Discussion and Analysis of Financial Condition and
        Plan of Development Stage Activities ...............................  13

Item 3. Quantitative and Qualitative Disclosures about Market Risk .........  14

Item 4. Controls and Procedures ............................................  14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ..................................................  15

Item 1A. Risk Factors ......................................................  15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ........  16

Item 3. Defaults Upon Senior Securities ....................................  16

Item 4. Mine Safety Disclosures ............................................  16

Item 5. Other Information ..................................................  16

Item 6. Exhibits ...........................................................  17

SIGNATURES .................................................................  18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets

                                                                                 June 30,           December 31,
                                                                                   2012                 2011
                                                                                ----------           ----------
                                                                                (unaudited)
                                     ASSETS
CURRENT ASSETS
  Due from related party                                                        $    5,301           $    5,301
  Stock subscriptions receivable                                                        --                   --
                                                                                ----------           ----------
TOTAL CURRENT ASSETS                                                                 5,301                5,301
                                                                                ----------           ----------

Intangible assets - Web Sites (Beta 1)                                           3,630,000            3,630,000
Intangible assets - Public Pages (Beta 2)                                          101,183              101,183
                                                                                ----------           ----------
TOTAL FIXED ASSETS                                                               3,731,183            3,731,183
                                                                                ----------           ----------

TOTAL ASSETS                                                                    $3,736,484           $3,736,484
                                                                                ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                              $   34,272           $   29,272
  Due to shareholders                                                                3,155                3,155
  Derivative liability                                                                  --                   --
                                                                                ----------           ----------
TOTAL CURRENT LIABILITIES                                                           37,427               32,427
                                                                                ----------           ----------
LONG TERM LIABILITIES
  Notes payable                                                                     43,073               41,073
                                                                                ----------           ----------

TOTAL LIABILITIES                                                                   80,500               73,500
                                                                                ----------           ----------
STOCKHOLDERS' EQUITY
  Common stock: 95,000,000 shares authorized; $0.001 par value, 15,445,484
   shares issued and outstanding at June 30, 2012 and December 31, 2011             15,445               15,445
  Preferred stock: 5,000,000 shares authorized; $0.001 par value, no shares
   issued and outstanding at June 30, 2012 and December 31, 2011                        --                   --
  Additional paid In capital                                                     3,806,874            3,806,874
  Deficit accumulated during the development stage                                (166,335)            (159,335)
                                                                                ----------           ----------
TOTAL STOCKHOLDERS' EQUITY                                                       3,655,984            3,662,984
                                                                                ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $3,736,484           $3,736,484
                                                                                ==========           ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                                                           For the
                                                                                                         Period from
                                                                                                       November 2, 2010
                                        For the Three Months Ended         For the Six Months Ended      (inception)
                                                  June 30,                          June 30,               through
                                       ----------------------------      ---------------------------       June 30,
                                          2012             2011             2012            2011             2012
                                       -----------      -----------      -----------     -----------      -----------
Revenues                               $        --      $        --      $        --     $        --      $     1,812

Cost of Sales                                   --               --               --              --              239
                                       -----------      -----------      -----------     -----------      -----------

Gross Profit                                    --               --               --              --            1,573
                                       -----------      -----------      -----------     -----------      -----------
Operating Expenses
  General and Administrative                    --            8,809               --           8,809           76,213
  Professional Services                      2,500           50,707            5,000          50,707           85,431
                                       -----------      -----------      -----------     -----------      -----------
Total Operating Expenses                     2,500           59,516            5,000          59,516          161,644
                                       -----------      -----------      -----------     -----------      -----------
Other Expenses
  Interest Expense                          (1,000)              --           (2,000)             --           (6,264)
                                       -----------      -----------      -----------     -----------      -----------
Total Other Expenses                        (1,000)              --           (2,000)             --           (6,264)
                                       -----------      -----------      -----------     -----------      -----------

Net Loss                               $    (3,500)     $   (59,516)     $    (7,000)    $   (59,516)     $  (166,335)
                                       ===========      ===========      ===========     ===========      ===========

Basic and Diluted Loss per Share       $     (0.00)     $     (0.00)     $     (0.00)    $     (0.00)     $     (0.01)
                                       ===========      ===========      ===========     ===========      ===========
Basic and Diluted Weighted Average
 Number of Shares Outstanding           15,445,484       14,816,327       15,445,484      14,816,327       14,509,165
                                       ===========      ===========      ===========     ===========      ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
       Condensed Consolidated Statement of Changes in Stockholders' Equity
        For the Period from November 2, 2010 (inception) to June 30, 2012
                                   (unaudited)

                                                                                                 Deficit
                                                                                               Accumulated
                                                        Common Stock             Additional    during the         Total
                                                    ---------------------         Paid-in      Development     Stockholders'
                                                    Shares         Amount         Capital         Stage           Equity
                                                    ------         ------         -------         -----           ------
BALANCE AT INCEPTION NOVEMBER 2, 2010                     --    $        --     $        --    $        --     $        --
                                                 ===========    ===========     ===========    ===========     ===========

Common stock subscribed                            7,556,327          7,556              --             --           7,556

Net loss for the period from November 2, 2010
 (inception) through December 31, 2010                    --             --              --         (3,500)         (3,500)
                                                 -----------    -----------     -----------    -----------     -----------
BALANCE DECEMBER 31, 2010                          7,556,327          7,556              --         (3,500)          4,056
                                                 ===========    ===========     ===========    ===========     ===========

Common stock issued for asset acquisition          7,260,000          7,260       3,622,740             --       3,630,000

Common stock issued for debt conversion              629,157            629         184,134             --         184,763

Net loss for the year ended December 31, 2011             --             --              --       (155,835)       (155,835)
                                                 -----------    -----------     -----------    -----------     -----------
BALANCE DECEMBER 31, 2011                         15,445,484         15,445       3,806,874       (159,335)      3,662,984

Net loss for the six months ended June 30, 2012           --             --              --        (7,000)          (7,000)
                                                 -----------    -----------     -----------    -----------     -----------

BALANCE JUNE 30, 2012                             15,445,484    $    15,445     $ 3,806,874    $  (166,335)    $ 3,655,984
                                                 ===========    ===========     ===========    ===========     ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                 For the
                                                                                               Period from
                                                                                             November 2, 2010
                                                            For the Six Months Ended           (inception)
                                                                     June 30,                    through
                                                          ------------------------------         June 30,
                                                             2012                2011              2012
                                                          ----------          ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $   (7,000)         $  (59,516)       $  (166,335)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Common stock issued for asset acquisition                    --                  --              7,260
  Changes in operating assets and operating liabilities:
     Accounts payable                                          5,000              59,516             34,272
     Accrued interest                                          2,000                  --              3,073
     Loans to/from related parties                                --                  --             (2,146)
                                                          ----------          ----------        -----------
          NET CASH USED IN OPERATING ACTIVITIES                   --                  --           (123,876)
                                                          ----------          ----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Intangible assets - Web Sites (Beta 1)                          --                  --         (3,630,000)
  Intangible asset - Koiniclub.com (Beta v2)                      --                  --           (101,183)
                                                          ----------          ----------        -----------
          NET CASH USED IN INVESTING ACTIVITIES                   --                  --         (3,731,183)
                                                          ----------          ----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock subscriptions                                             --                  --              7,556
  Common stock issued for converted debt                          --                  --                629
  Proceeds from notes payable                                     --                  --             40,000
  Additional paid In capital                                      --                  --          3,806,874
                                                          ----------          ----------        -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES               --                  --          3,855,059
                                                          ----------          ----------        -----------

NET CHANGE IN CASH                                                --                  --                 --

CASH AT BEGINNING OF PERIOD                                       --                  --                 --
                                                          ----------          ----------        -----------

CASH AT END OF PERIOD                                     $       --          $       --        $        --
                                                          ==========          ==========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                  $       --          $       --        $     3,190
                                                          ==========          ==========        ===========
  Cash paid for taxes                                     $       --          $       --        $        --
                                                          ==========          ==========        ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:                                    $       --          $       --        $        --
                                                          ==========          ==========        ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2012
                                   (unaudited)

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

For the six month period ended June 30, 2012, there was no revenue. The accompanying financial statements for the three month period ended June 30, 2012 have been prepared assuming the Company will continue as a going concern.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $166,335 at June 30, 2012. There was no revenue for the six month period ended June 30, 2012 and the Company had a working capital deficiency of $32,126 at June 30, 2012.

The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2012
                                   (unaudited)

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

The Company elected to early adopt this accounting standard, at inception, on a prospective basis. The adoption of this standard did not have a significant impact on the Company's revenue recognition for multiple deliverable arrangements. Upon adoption, the selling prices for certain custom advertising solutions may use the best estimate of selling price as provided under the new standard. The adoption of this standard did not have a material impact on the Company's consolidated financial position, cash flows, or results of operations for the three month period ended June 30, 2012.

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

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2012
                                   (unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income per Common  Share- Net loss per common share is computed  pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2012.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three month period ended June 30, 2012.

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

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2012
                                   (unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three month period ended June 30, 2012.

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

NOTE 5 - SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,"DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISES AND RELATED INFORMATION". This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2012.

NOTE 6 - INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the three month period ended June 30, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2012
                                   (unaudited)

NOTE 7 - BALANCE SHEET INFORMATION

Due from related party - As of June 30, 2012, the Company held a receivable from a Canadian entity, Anne's Diary Inc., in the amount of $5,301 in relation to the purchase of the social networking websites.

Intangible Assets - consisted of the following at June 30, 2012.

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

Due to shareholders - represents non-interest bearing advances to the Company from our former President, Pino G. Baldassarre, and consisted of the following at June 30, 2012:

Due to shareholders                               $    3,155
                                                  ==========

Stockholders' Equity -

A) COMMON STOCK

The company's amended Articles of Incorporation authorize the issuance of 95,000,000 common shares at $0.001 par value per share.

The Company had 15,445,484 issued and outstanding common stock shares as of June 30, 2012. Details of the issued and outstanding common stock shares issued without registration under the Securities Act of 1933, as amended, since our incorporation on November 2, 2010, are presented below:

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
                                                   ==========

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
            Notes to the Condensed Consolidated Financial Statements
                                  June 30, 2012
                                   (unaudited)

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

During September and October of 2011 the Company executed Promissory Notes with three unaffiliated individuals for an aggregate amount of $40,000 loaned to the Company for working capital purposes. Each Promissory Note bears interest at the rate of 10% and has a term of eighteen months. A $5,000 note was issued September 1, 2011 and is due February 28, 2013; a $15,000 note was issued
September 1, 2011 and is due March 18, 2013; and a $20,000 note was issued October 11, 2011 and is due April 10, 2013. The Promissory Notes are represented on the Company's financial statements in the amount of $43,073. The $3,073 represents accrued interest on the outstanding principal amount of $40,000.

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

     The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $166,335 at June 30, 2012. There was no revenue for the six month period ended June 30, 2012 and the Company had a working capital deficiency of $32,126 at June 30, 2012.

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

RESULTS AND COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2012 AND 2011:

     The Company had no revenue for the three month periods ended June 30, 2012 and 2011.

     Operating expenses were $2,500 and zero for the three month periods ended June 30, 2012 and 2011, respectively. Operating expenses consisted of $2,500 of legal and auditing professional services for the three month period ended June 30, 2012 and $50,707 of legal and auditing professional services and $8,809 of general and administration expenses for the three month period ended June 30, 2011.

     The Company incurred interest expenses of $1,000 and zero for the three month periods ended June 30, 2012 and 2011, respectively.

     The Company had net losses of $3,500 and $59,516 for the three month periods ended June 30, 2012 and 2011, respectively.

     Based on 15,445,484 weighted average shares outstanding for the three months ended June 30, 2012, the loss per share was $0.00.

RESULTS AND COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011:

     The Company had no revenue for the six month periods ended June 30, 2012 and 2011.

     Operating expenses were $2,500 and $59,516 for the six month periods ended June 30, 2012 and 2011, respectively. Operating expenses consisted of $2,500 of legal and auditing professional services for the six month period ended June 30, 2012 and $50,707 of legal and auditing professional services and $8,809 of general and administration expenses for the six month period ended June 30, 2011.

     The Company incurred interest expenses of $2,000 and zero for the six month periods ended June 30, 2012 and 2011, respectively.

     The Company had net losses of $3,500 and $59,516 for the six month periods ended June 30, 2012 and 2011, respectively.

     Based on 15,445,484 weighted average shares outstanding for the six months ended June 30, 2012, the loss per share was $0.00.

LIQUIDITY AND CAPITAL RESERVES:

     For the three month period ended June 30, 2012 we had no income and minimal expenses were accrued.

     As of June 30, 2012, the Company had no cash and a working capital deficit of $32,126.

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

     We conducted an evaluation under the supervision and with the participation of our management, including Sara Stockdale, our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and principal financial officer concluded as of June 30, 2012, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management   assessed  the  effectiveness  of  our  internal  control  over financial reporting as of June 30, 2012 and found our internal control over financial reporting to be effective. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this quarterly report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of June 30, 2012.

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended June 30, 2012, we did not make any changes in our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS.

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company had 15,445,484 issued and outstanding common stock shares as of June 30, 2012. Details of the issued and outstanding common stock shares issued without registration under the Securities Act of 1933, as amended, since our incorporation on November, 2, 2010, are presented below:

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