Form 10-K
period 2012-12-31
NETWORKING PARTNERS INC
filed 2013-04-11
CIK 1518041

 form10k
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

Title of Each Class
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit or post such files).  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

As of April 10, 2013, there were 15,445,484 shares of our common stock outstanding.

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

Important factors that may cause actual results to differ from projections include, for example:
•	the success or failure of management’s efforts to implement their business strategy;
•	our auditors have issued a going concern opinion; there is substantial uncertainty that we can continue operations;
•	our ability to continue to attract users and advertisers to our web sites;
•	we are a development stage company and have generated only nominal revenues to date;
•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;
•	general economic conditions and those economic conditions specific to the Internet and Internet advertising;
•	our ability to keep our web sites operational at a reasonable cost and without service interruptions;
•	the ability of the Company to raise sufficient capital to meet operating requirements;
•	the ability of the Company to protect its intellectual property rights – websites;
•	the ability of the Company to compete with major established companies;
•	the effect of changing economic conditions, the current global recession and financial uncertainty;
•	the ability of the Company to attract and retain quality employees;
•	there is currently no public trading market for our common stock; and
•	other risks which may be described in future filings with the SEC.

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

In this Form 10-K, we will often refer to our two web sites as “Koini sites” or simply as “Koini.” The word “Koini” was derived from the Greek work “Koinonia” and is pronounced “coin- ee.”

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

The primary drivers for users to join our www.koini.com and www.koiniclub.com sites are:  Internet safety (rigid parental controls for children under 13s), functionality, privacy, competitions and the international bias of the site. Koini is a communication tool for keeping in touch with friends and making friends at home and internationally. In the information technology segment, "functionality" (derived from Latin functio , "to perform") is the sum, or any aspect of, what a product, such as a software application or computing device, can do for a user. Marketers use a product's functionality to identify product features. A product's functionality also enables a user to have a set of capabilities to perform a task or a function.

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

How does SSL Encryption work?

•	When visiting our online sign-on page, the user’s browser establishes a secure session with our server.
•	The secure session is established using a protocol called Secure Sockets layer or SSL Encryption. This protocol requires the exchange of what are called public and private keys.
•
Keys are random numbers chosen for that session and are only known between a user’s browser and our server.  Once keys are exchanged, the user’s browser will use the numbers to scramble (encrypt) the messages between the user’s browser and our server.

•
Both sides require the keys because they need to descramble (decrypt) messages received.  The SSL protocol assures privacy and also insures that no other web site can “impersonate” the selected Koini web sites or alter the information sent.

Level 4
Parental Controls

At the hub of the Koini Platform for parents is the Parental Control Dashboard, which is accessed by login at www.koini.com. When a parent first logs in they will see this:

Koini.com

Parent Dashboard

Logged in as: David999 | Logout |

New To Koini?
Click here for setup help

My Kids | My Family Members | My Account | Download Koini Browser | Competitions | Help

Menu

- Add a Child
- Add a Family Member
- Add/Remove Sites
- Download Koini Browser

My Kids | (0) Incoming Friend Requests | (0) Outgoing Friend Requests

Welcome to your Koini parent dashboard!

To complete your Koini signup process and protect your computer please click **here** to add a Child.

Please follow this **link** to watch some short video tutorials on how to get your child's account up and running or check the **help section**

Terms of Service | Privacy Policy | Contact us

Copyright © 2010, Koini.com. All rights reserved.

This dashboard is where all of the functionality and parental tools surrounding a child's experience are concentrated. The functionality from this page is:

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

Add/Remove Sites - This section is where parents can view sites that their child may have requested and approve or reject them. They can also manually approve sites by inputting the details in that section, thus being totally in control of their child's online experience.

Download Koini Browser - There are various places in the parents section to allow download of the browser.

Once a child is added to the platform, that child will appear in the list as so:

Koini.com

Parent Dashboard

Logged in as: David | Logout |

New To Koini?
Click here for setup help

My Kids | My Family Members | My Account | Download Koini Browser | Competitions | Help

Menu

- › Add a Child
- › Add a Family Member
- › Add/Remove Sites
- › Download Koini Browser

My Kids | (0) Incoming Friend Requests | (1) Outgoing Friend Requests

Jordan

Sites Settings
Friend and IM Settings
Jordan's Account Settings

Leah

Sites Settings
Friend and IM Settings
Leah's Account Settings

Philip

» Authorization Form
Sites Settings
Friend and IM Settings
Philip's Account Settings

Terms of Service | Privacy Policy | Contact us
Copyright © 2010, Koini.com. All rights reserved.

Next to their names, there are various links to manage their experience online. First, however, there is the issue of verification. In the example above, there is a red “Authorization Form” next to the child's name. This will be how the first child appears when a parent adds them.

The verification process is undertaken for children who are under 13 or for any child whose parents are managing their account. Verification can be done by credit card where details are actively captured, and have verification through the card -- this process is automatic. If the parent does not wish to verify via card, they can verify via an authorization form.

The authorization form is pre-completed with the child's details and the parent's details. This form has to be signed and sent to Koini via email or fax. The details are checked, if all is acceptable and there needs to be no further verification, then the child's account is manually made live.

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

Koini.com

Parent Dashboard

Logged in as: **David** | Logout |

New To Koini?
Click here for setup help

My Kids | My Family Members | My Account | Download Koini Browser | Competitions | Help

Menu

- Account Info
- Kid Sites Settings
- Friend and IM settings
- Stats
- Link Requests
- Favorites
- Browser History
- Authorisation Form
- New Child Account

> View & Edit **jordanjames's** Profile

This is where you decide who your children can be friends with inside the Koini social networks. You can limit this to a select group of friends, or within an age range and gender you feel comfortable with.

✔ Search settings saved

Friend Search Settings

Add friends » | View friends » | View pending friends »

☐ Check this box to stop **jordanjames** making friends online, you can add friends using the Add Friend button above.

☑ Check this box so people can friend request **jordanjames** and then you decide if you want to accept them or not.

Age Range: from: 8 years > to: 10 years [reset]

Gender Search: Male - *Jordan can chat with "Only Males" users*

Save

Terms of Service | Privacy Policy | Contact us

Copyright © 2010, Koini.com. All rights reserved.

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

Kids Site Settings - It was discussed earlier that each site on the white list is categorized for age appropriateness. This is where that functionality comes in to play. The following is the page under “Kids Site Settings”:

Koini.com

Parent Dashboard

Logged in as: David | Logout |

New To Koini?
Click here for setup help

My Kids | My Family Members | My Account | Download Koini Browser | Competitions | Help

Menu

- › Account Info
- › Kid Sites Settings
- › Friend and IM settings
- › Stats
- › Link Requests
- › Favorites
- › Browser History
- › Authorisation Form
- › New Child Account

> View & Edit **jordanjames's** Profile

Surf Links

jordanjames's Age Category: **13-15**

Allowed Sites Categories:

- [x] » All
- [ ] » 4-6
- [ ] » 7-9
- [ ] » 10-12
- [ ] » 13-15
- [ ] » 16-18

- [ ] *Reset all to default jordanjames's age category*

Save

Terms of Service | Privacy Policy | Contact us
Copyright © 2010, Koini.com. All rights reserved.

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

The Koini Club

koiniclub beta

connecting you with people like you

Username

Password

enter

Need an account?

Forgotten Password

Connecting you with people like you

Lifelong friendships are made with people who like what we like and with whom we have things in common. Whether that is the same taste in music, the same sports, or the same style, we all hang out with people who are like we are. At Koini we aim to connect you with new friends online who like the same stuff you do wherever they may be. Together with our partners, we create competitions around topics and give you the chance to win.

Make friends and win stuff... doesn't get much simpler than that!

You
Win!

Win Fabulous Prizes

Our promise to our members is that as you help us grow, our prizes will become **even more spectacular, more outrageous and more fun for more people**.. You can choose to be on a network where you get nothing, or you can choose to be in The Koini Club where you choose the prizes and have a chance of doing things you had only dreamed of... Sound like fun?

Simple
Privacy!
koiniclub
Privacy Settings

Simple Privacy

Geo-location, social networks opening up information by default and search engines devouring this information and spitting it out for everyone to see has caused people problems. It seems that privacy, for some sites, is not on the agenda anymore. With Koini, you won't see any information on the search engines or resold to anyone. What goes on Koini stays on Koini.

koiniclub
what is koini?

What is Koini?

KoiniClub is a social network that connects people around the things they like and encourages interaction around these topics by us or our partners, creating opportunities for members to win stuff. Whether it is a VIP trip to see your idol, a 'Zero G' experience or just a day at a local spa.. we are either running such a competition, will be running one or have run one... Meet new friends.. win stuff... simple...

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

Our goal is to make the Koini Club “the” destination for young people to interact. None of the information shared will appear on Google (except public pages promoted by brands and the public facing profile page which carries limited information) and accounts can be deleted entirely at any time by members (although there is a requirement to keep certain information for a short period of time to abide by the Children’s Online Privacy Protection Act).

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

Streaming Updates – “Kwips”

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

Linear Conversations

Koini Club enables linear conversations such as those you see on other networking sites.  Linear conversations show updates in time order, as in the following example

We have also developed a voting system for the site. This is pretty much the same as the “Like” facility seen on other networks and will become our engine for internal competitions that are voted on by users.

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

Basically, when a member searches the group section for something they are interested in, a group or groups will appear.  The Groups main page has linear “short –term” posts on the “Dashboard,” but will also have “Discussions,” which is the decentralized forum section where “topics” can be posted and updated over time, just like a bulletin board functionality.

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

Shiny Ads is an advertising technology company focused on helping online publishers maximize revenue from advertisers of all sizes. Shiny Ads’ Self-Serve Advertising platform allows Koini to control the ad purchase process by directly offering an ad purchase system to advertisers. It allows small and local (long-tail) advertisers to quickly and easily purchase advertising without the need of special knowledge of industry terminology, graphic designs or a large budget. Through the automated advertising management back-end process, payment is reconciled, advertisements are inserted into Koini's ad server, advertisers’ campaigns are monitored and Koini has the option of being paid nightly. The look and feel of Shiny Ads fits well within the site and provides an excellent solution to having a professional ad system without the cost. Shiny Ads receives 20% of all ad revenues for their service.

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

Virtual Goods

When Koini Credits are available on the site, we intend to develop a number of “Virtual Goods” that will be available for members to buy. We have been impressed with how other sites have sold popular virtual items. Icons such as virtual birthday cakes, virtual presents and other virtual icons are very popular on other sites.

Our idea is to create new functionality for the site that enhances the experience to such a degree that our members will be willing to pay for the functionality. If they do not buy Credits with physical currency, they will have to earn Credits by introducing new members or winning Credits in competitions that require more page views (such as scavenger hunts).

Developers and Koini Credits

Koini is working on opening up an Application Program Interface (“API”) for developers to be able to interact with the site to develop applications that contribute to the interactive nature of the site. We anticipate opening the API by September 2013.

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

Our Competition in the Social Networking Marketplace

Competition in the social networking marketplace is fierce and is dominated by Facebook.. However, many users, especially of the younger age, do not feel any bond with the site. Koini is developing their site not just as a “utility,” but as an inspirational “Club” of like-minded people across the world.   Koini believes the core principals of ease of use, privacy, fun and reward will allow the Koini Platforms to carve a niche in our chosen target market.

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

Employees

  As of December 31, 2012, we had one officer, Mr. Enzo Taddei, our Chief Executive Officer and sole Director. During 2012, all of our employees, officers and directors were devoting minimal time and effort to our business. There are no formal employment agreements between the Company and our employee.

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

We were incorporated in Nevada on November 2, 2010, and we have recently started our business operations.  We have no operating history upon which an evaluation of our future success or failure can be made.  Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon:

•	completion of an offering;
•	our ability to continue to attract users to our web sites;
•	our ability to attract advertisers to our web sites;
•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;
•	general economic conditions and those economic conditions specific to the Internet and Internet advertising;
•	our ability to keep our web sites operational at a reasonable cost and without service interruptions; and
•	geopolitical events such as war, threat of war or terrorist actions.

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

As of December 31, 2012, we had 15,445,484 shares of common stock issued and outstanding.

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

Holders

As of December 31, 2012, the number of shareholders of record of our common stock was 22.

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

Transfer Agent

           Our stock transfer agent is Nevada Agency and Trust Company, 50 W. Liberty Street, Suite 880, Reno, Nevada 89501.

Issuance of Unregistered Securities from Inception (November 2, 2010)

The Company had 15,445,484 issued and outstanding common stock shares as of December 31, 2012.  Details of the issued and outstanding common stock shares at December 31, 2012, issued without registration under the Securities Act of 1933, as amended, since our incorporation on November, 2, 2010, are presented below:

Amount of Shares
Description	Issued and Outstanding

Stock issued to private offering subscribers	7,556,327
Stock issued for acquisition of assets	7,260,000
Stock issued for conversion of debt	629,157
Total common stock shares issued and outstanding	15,445,484

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $177,183 at December 31, 2012. There was no revenue for the year ended December 31, 2012 and the Company had a working capital deficiency of $40,974 at December 31, 2012.

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

The following table provides selected financial data about our company for the period from November 2, 2010 (inception) through December 31, 2012.  For detailed financial information, see the financial statements included in this Annual Report.

Balance Sheet Data:

Cash	$-
Total assets	$3,736,484
Total liabilities	$91,348
Shareholders’ equity	$3,645,136

Plan of Development Stage Activities

Our plan is to become current with the filing requirements of the Securities and Exchange Commission (“SEC”).  The Company received a Notice of Effectiveness from the SEC for a Form S-1 registration statement on August 3, 2011 for our initial public offering..  We have not raised any funds from our initial public offering  of  5,000,000 shares of common stock on a best efforts basis, 400,000 shares minimum, 5,000,000 shares maximum.  The offering price is $.50 per share.  Funds from the offering will be placed in a separate, non-interest bearing bank account until we receive a minimum of $200,000.  We cannot assure you that we will be able to raise the maximum $2,500,000 in offering proceeds in this offering.  Assuming we raise the maximum $2,500,000 in this offering, we believe we can satisfy our cash requirements during the next 12 months and fully implement our business plan and develop our www.koini.com and www.koiniclub.com web sites into a very dynamic, functional, popular and safe social networking experience.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence..

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

In June 2009, the FASB issued an accounting standard whereby the FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative non-governmental United States of America generally accepted accounting principles (“GAAP”).  Rules and interpretive releases of the United States of America Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in ASC Topic 105.  All other accounting literature not included in the Codification is non-authoritative.  The Codification has not had a significant impact on the Company’s financial statements.

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

Recent Accounting Pronouncements

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements  – This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157,  Fair Value Measurements .  The ASU requires certain new disclosures and clarifies two existing disclosure requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of these provisions did not have a material impact on our financial condition and results of operations.

ASU 2010-13, Compensation – Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades – a consensus of the FASB Emerging Issues Task Force –  This ASU clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of these provisions did not have a material impact on our financial condition and results of operations.

ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs  – This ASU supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.  In addition, certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011. We do not believe that the adoption of these provisions will have a material impact on our financial condition or results of operations.

Cash and cash equivalents include cash in banks, money market funds and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $0 in cash and cash equivalents at December 31, 2012.

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

Results of Operations from November 2, 2010 (inception) to December 31, 2012

Revenue

Our revenues since our inception on November 2, 2010 through December 31, 2011 consisted of $1,812 of Koini credits (member purchases) during 2011.

Operating and Other Expenses

Operating expenses consist primarily of professional fees and general and administrative expenses.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees since our inception on November 2, 2010 through December 31, 2012 amounted to $84,396 and consisted of $23,600 for accounting and audit fees, $36,430 for legal fees and $24,365 for technology consultants.

General and Administrative Expenses.  General and administrative expenses consist of competition fees, consulting fees, salary expense and computer server maintenance fees.  General and administrative expenses since our inception on November 2, 2010 through December 31, 2012 amounted to $86,095 and consisted primarily of $20,106 for competition fees, $12,523 for consulting expenses, $16,518 for salaries, $19,723 for computer server maintenance fees, $5,170 for transfer agent fees and $4,713 for EDGARizing and filing fees.

Other Expenses.  Other expenses consisted of interest expenses of $8,264.

Net Loss

Our net loss since our inception on November 2, 2010 through December 31, 2012 amounted to $177,183 and consisted primarily of nominal revenue of $1,812 offset by cost of sales of $239, general and administrative expenses of $76,961, professional fees of $93,531 and interest expense of $8,264.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, we had no cash at December 31, 2012.

Net cash used in operating activities since our inception on November 2, 2010 through December 31, 2012 was $123,876 and was due primarily to a loss of $177,183 offset by an increase in accounts payable of $43,120.

         Net cash used in investing activities since our inception on November 2, 2010 through December 31, 2012 was $3,731,183 and was due primarily to the websites we acquired

Net cash provided by financing activities since our inception on November 2, 2010 through December 31, 2012 was $3,855,059 and consisted primarily of additional paid-in capital.

We had no source of capital over the past 12 months and our primary sources of capital during 2011 are set forth below.

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

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt.  As of December 31, 2012, we had no cash.

Contractual Obligations

Not applicable.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of December 31, 2012, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act by our Chief Executive Officer.  Based upon that evaluation, our Chief Executive Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management, our Chief Executive Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Internal control over financial reporting includes policies and procedures that:

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

Our management used the framework set forth in the report entitled, “Internal Control — Integrated Framework”  published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 31, 2012 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed in the following areas as of December 31, 2012:

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

Notwithstanding the existence of these material weaknesses in internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our consolidated balance sheets at December 31, 2012 and 2011 and our consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011 in conformity with GAAP.

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

Item 9B. Other Information.

           Effective October 13, 2011, Pino Baldassarre resigned from his positions as President, Chief Executive Officer and a Director of the Company to pursue another business opportunity in the United Kingdom.  The Company’s Board of Directors appointed Sara B. Stockdale as the Company's President and as a member of the Board of Directors. The Board of Directors has made no decision regarding the compensation of Ms. Stockdale as the Company’s President and Director.

           Effective December 8, 2011, Enzo Taddei resigned from his positions as Chief Financial Officer and a Director of the Company and David Bradley-Ward resigned from his positions as Chief Operating Officer and a Director of the Company.

           Effective November 12, 2012, the Board of Directors appointed Mr. Enzo Taddei as the Company's Chief Executive Officer and sole Director, Mrs. Sarra Buzze Stockdale resigned from her positions as President, Chief Executive Officer and a Director of the Company and Mr. Jorge Sariego Sanchez resigned from his positions as Chief technology Officer and a Director of the Company.

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

The name, age and positions of our officer and sole director on December 31, 2012 are set forth below:

Name	Age	First Year as Director	Position

Enzo Taddei	40	2010	Chief Executive Officer and Director

The person named above was elected to hold his offices until the next annual meeting of our stockholders.

Enzo Taddei

Mr. Taddei had been our Chief Financial Officer and a member of our Board of Directors from November 2, 2010 until his resignation from his positions as Chief Financial Officer and a Director of the Company, effective  December 8, 2011.  Effective November 12, 2012, the Board of Directors appointed Mr. Taddei as the Company's Chief Executive Officer and sole Director.  From May 2009 until April 2011, Mr. Taddei has served as Chief Executive Officer and Chief Financial Officer of E3B Consulting (a firm engaged in accounting).  From March 2007 until May 2009, Mr. Taddei served as Chief Financial Officer of Dolphin Digital Media (a company engaged in social networking).  From August 2006 until March 2007, Mr. Taddei served as Chief Financial Officer of Plays on the Net PLC (an E Commerce firm). From July 1999 until August 2006, Mr. Taddei served as Chief Executive Officer and Chief Financial Officer of Adesso Res Asesores (an accounting firm). In addition to being an accountant and tax consultant by profession, Mr. Taddei is proficient in three languages: English, Spanish and Italian. He obtained a Degree in Economics from the University of Malaga (Spain) and also a Bachelor in Business Administration (BBA) from the University of Wales. He also holds a Masters Degree in Spanish and International Taxation granted to him by the University of Malaga (Spain).

Director Qualifications

We do not have a formal policy regarding director qualifications.  In the opinion of our Board of Directors, our sole Director has sufficient business experience and integrity to initiate the Company’s plan of operations until additional people are recruited to serve on our Board of Directors who have public company experience, once we raise proceeds from our initial public offering.

Absence of Independent Directors

We do not have any independent directors and are unlikely to be able to recruit and retain any independent directors due to our small size and limited financial resources.

Audit Committee Financial Expert

Although we have not established an Audit Committee, the functions of the Audit Committee are currently carried out by our Board of Directors.

Directorships

As of December 31, 2012, the only Director of the Company or person nominated or chosen to become a Director who held any other directorship in any company with a class of securities registered pursuant to Section 12 of the 1934 Act or subject to the requirements of Section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940, was Enzo Taddei, who is a Director of Global Equity International, Inc..

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

(i)	Any Federal or State securities or commodities law or regulation; or
(ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), and registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C.1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

Our board of directors has not created a separately-designated standing audit committee or a committee performing similar functions.  Accordingly, our sole Director acts as our audit committee.  We currently have one employee and have generated only a small amount of revenue to date.  In light of the foregoing, our sole Director concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, would be outweighed by the costs of retaining such a person.  As a result, our sole Director is not an “audit committee financial expert.”

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

Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2012, except that Sara Stockdale did not file a Form 3 when she was appointed to the office of President and became a member of our Board of Directors effective October 13, 2011, Enzo Taddei did not file a Form 4 and David-Bradley Ward did not file a Form 4 when the two of them resigned their directorships and offices on December 8, 2011.

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid by the Company to our executive officers and directors of the Company for services rendered during the periods indicated.  We did not compensate our officers during2010, 2011 and 2012.

SUMMARY COMPENSATION TABLE

Name and				Stock	All Other
Principal Position	Year (1)	Salary ($)	Bonus($)	Awards ($)	Compensation ($)	Total ($)

Sara B. Stockdale (2)	2012	$0	$0	$0	$0	$0
President, Chief Executive Officer	2011	$0	$0	$0	$0	$0
and Director	2010	$0	$0	$0	$0	$0

Pino G. Baldassarre (2)	2012	$0	$0	$0	$0	$0
President, Chief Executive Officer	2011	$0	$0	$0	$0	$0
and Director	2010	$0	$0	$0	$0	$0

Enzo Taddei (2)	2012	$0	$0	$0	$0	$0
Chief Financial Officer and Director	2011	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0

David Bradley-Ward (2)	2012	$0	$0	$0	$0	$0
Chief Operating Officer	2011	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0

Jorge Sariego Sanchez (2)	2012	$0	$0	$0	$0	$0
Chief Technical Officer	2011	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0

(1)
None of the persons named in the above table received any compensation (accrued or otherwise) from the Company during 2010, 2011 or 2012.  Mr. Bradley-Ward began working for the Company on April 15, 2011, when he was elected to our Board of Directors and appointed to the office of Chief Operating Officer.  Mr. Sariego likewise began working for the Company on April 15, 2011, when he was elected to our Board of Directors and appointed to the office of Chief Technical Officer. Negar Motamed-Khorasani began working for the Company on April 1, 2011, when she became our Lead Graphics Designer and Multimedia Manager.

(2)
The Company’s Board of Directors appointed Sara B. Stockdale as the Company's President and as a member of the Board of Directors, effective October 13, 2011.  Mr. Pino Baldassarre had been the Chief Financial Officer and a member of our Board of Directors from November 2, 2010 until his resignation from the Company on October 13. 2011.   Mr. Enzo Taddei had been our Chief Financial Officer and a member of our Board of Directors from November 2, 2010 until his resignation from his positions as Chief Financial Officer and a Director of the Company, effective December 8, 2011.  Mr. Bradley-Ward had been our Chief Operating Officer and a member of our Board of Directors from April 15, 2011 until his resignation effective December 8, 2011.  Jorge Sariego Sanchez was elected to our Board of Directors and appointed to the position of our Chief Technical Officer in April 2011.  On November 12, 2012, the Board of Directors 1) appointed Mr. Enzo Taddei as the Company's Interim CEO and sole director; 2) agreed to accept Mrs. Sarra Buzze Stockdale’s resignation as President, CEO and director of the Company and 3) agreed to accept Mr. Jorge Sariego Sanchez’s resignation as CTO and director of the Company.

As of December 31, 2012, we did not have an employment agreement with any officer or employee.  We do not contemplate entering into any employment agreements until such time as we begin to attain profitable operations.   Our employees receive 14 days of paid vacation annually.   We do not provide health care benefits or insurance to our employees.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers and key employees.

Employment Contracts and Arrangements

As of December 31, 2012, we had one officer, Enzo Taddei, our Chief Executive Officer and sole Director.  As of December 31, 2012, our officer and sole Director was devoting minimal time and effort to our business. There are no formal employment agreements between the Company and our employee. See Item 9.B. for changes to our Board of Directors and management team.

Director Compensation

Our director does not receive any compensation for serving as a member of our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2012 (unchanged as of the filing date of this Form 10-K), information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock.  The following table also sets forth, as of December 31, 2012, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.  The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares, except for Anne’s Diary, Inc. over whose shares Sara Buzze Stockdale, the Chief Executive Officer as of December 31, 2012, had sole voting and investment power over such shares.

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

Name and Address of Beneficial Owner	Number of Shares (1)	Percentage of Ownership (1)

Sara B. Stockdale (3, 4 & 5) 857 Sarno Road Melbourne, FL 32935	--	--%

Enzo Taddei (2 & 4) 857 Sarno Road Melbourne, FL 32935	500,000	3.37%

Anne’s Diary, Inc. (3 & 5) Freetown Road Kensington, COB 1MO Prince Edward Island	7,579,684	49.07%

All officers and directors as a group (3) (one person)	500,000	3.37%

(1)
The numbers and percentages set forth in these columns are based on 15,445,484 shares of common stock outstanding as of December 31, 2012.. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rule, beneficial ownership includes any shares as to which the selling security holder has sole or shared voting power or investment power and also any shares, which the selling security holder has the right to acquire within 60 days.

(2)
This person is a founder of our Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct stock holdings.  It is our Company’s policy not to publicly disclose the personal residence addresses of our employees, so the addresses above refer to our principal executive offices.

(3)	As of December 31, 2012, there is one officer, Mr. Enzo Taddei, our Chief Executive Officer and sole Director.

(4)
The Company’s Board of Directors appointed Sara B. Stockdale as the Company's President and as a member of the Board of Directors, effective October 13, 2011.  Mr. Enzo Taddei had been our Chief Financial Officer and a member of our Board of Directors from November 2, 2010 until his resignation from his positions as Chief Financial Officer and a Director of the Company, effective December 8, 2011.  On November 12, 2012, the Board of Directors 1) appointed Mr. Enzo Taddei as the Company's Interim CEO and sole director; 2) agreed to accept Mrs. Sarra Buzze Stockdale’s resignation as President, CEO and director of the Company and 3) agreed to accept Mr. Jorge Sariego Sanchez’s resignation as CTO and director of the Company.

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

DESCRIPTION OF SECURITIES

Common Stock

Our authorized capital stock consists of 100,000,000 shares, of which 95,000,000 shares are common stock, par value $0.001 per share.  The holders of our common stock:

•	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
•	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
•	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
•	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

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

Convertible Note

On April 14, 2011, we issued a $50,000 Convertible Note to our then President, Pino G. Baldassarre. The note bears interest at the rate of 10% per annum and is due and payable on or before October 14, 2011.  Mr. Baldassarre has made advances on behalf of the Company in the amount of $3,500 since our inception and had verbally committed to advance an additional $46,500 on a non-binding basis to fund operations over the next few months.  The note was convertible into shares of our Common Stock at a conversion rate of $.10 per share.  The note holder could have converted the principal and accrued interest on the note into shares of our Common Stock beginning July 14, 2011.  During 2011, the note holder has provided the Company with a letter stating that he has terminated the Note and the outstanding balance due him is to be treated as a non-interest bearing advance payable.   The financial statements present the outstanding advance payable balance as $3,155 at December 31, 2012, titled as Due to Shareholders.

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

Authorized but Unissued Capital Stock

Nevada law does not require shareholder approval for any issuance of authorized shares.  However, the marketplace rules of the NASDAQ, which would apply only if our common stock were ever listed on the NASDAQ, which is unlikely for the foreseeable future, require shareholders’ approval of certain issuances of common stock equal to or exceeding 20% of the then outstanding voting power or then outstanding number of shares of common stock, including in connection with a change of control of Networking Partners, Inc , the acquisition of the stock or assets of another company or the sale or issuance of common stock below the book or market value price of such stock.  These additional shares may be used for a variety of corporate purposes, including future public offerings to raise additional capital or to facilitate corporate acquisitions.

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

Item 14. Principal Accounting Fees and Services.

Independent Public Accountants

Our audited financial statement for the period November 2, 2010 (inception) to the year ended December 31 2012, included in this Form 10-K filing have been audited by Labrozzi & Company, P.A.  We include the financial statements in reliance on their report, given upon their authority as experts in accounting and auditing.

The following table presents fees for professional audit services performed by Labrozzi & Company, P.A. for the audit of our annual financial statements for our fiscal years ended December 31, 2012 and 2011, and fees billed for other services rendered by Labrozzi & Company, P.A. during such years.

	2012	2011

Audit Fees:	$8,600	$12,800
Audit-Related Fees:	--	2,200

Total:	$8,600	$15,000

Audit Fees consist of fees billed for professional services rendered by our principal accountant for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements included in our quarterly reports and services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services rendered by our principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees” and relate to services performed in connection with the review of our Registration Statement on Form S-1.

 Our board of directors serves as our audit committee.  It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2012 and 2011, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Principal Accountants are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or
•
entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

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

During the 2012 and 2011 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide:  unanimous consent of all directors via a board resolution.

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

NETWORKING PARTNERS INC.

Date: April 10, 2013	By:	/s/ Enzo Taddei
Enzo Taddei
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Enzo Taddei	Chief Executive Officer, Principal Executive Officer	April 10, 2013
Enzo Taddei	Principal Financial and Accounting Officer, Director

NETWORKING PARTNERS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor’s Report

To the Shareholders
Networking Partners, Inc.
857 Sarno Road
Melbourne, FL 32935

We have audited the accompanying balance sheets of Networking Partners, Inc. (A Development Stage Enterprise) as of December 31, 2012 and 2011 and the related statements of operations, changes in shareholders’ equity, and cash flows for the periods then ended and the period November 2, 2010 (inception) through December 31, 2012. These financial statements are the responsibility of Networking Partners, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Networking Partners, Inc. (A Development Stage Enterprise) as of December 31, 2012 and 2011 and the results of its operations and cash flows for the periods then ended and the period November 2, 2010 (inception) through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 1, the Company has been in the development stage since its inception (November 2, 2010) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Labrozzi & Co., P.A.
Labrozzi & Co., P.A.
Miami, Florida
April 10, 2013

NETWORKING PARTNERS, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS

Current Assets
Due from related party	$5,301	$5,301

Total Current Assets	5,301	5,301

Intangible assets - Web Sites (Beta 1)	3,630,000	3,630,000
Intangible assets - Public Pages (Beta 2)	101,183	101,183

Total Fixed Assets	3,731,183	3,731,183

Total Assets	$3,736,484	$3,736,484

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$43,120	$29,272
Due to shareholders	3,155	3,155

Total Current Liabilities	46,275	32,427

Long Term Liabilities
Notes payable	45,073	41,073

Total Liabilities	91,348	73,500

Stockholders' Equity
Common stock: 95,000,000 shares authorized; $0.001 par value, 15,445,484
shares issued and outstanding at December 31, 2012 and 2011, respectively	15,445	15,445
Preferred stock: 5,000,000 shares authorized; $0.001 par value, no shares
issued and outstanding at December 31, 2012 and 2011, respectively	-	-
Additional paid In capital	3,806,874	3,806,874
Deficit accumulated during the development stage	(177,183)	(159,335)

Total Stockholders' Equity	3,645,136	3,662,984

Total Liabilities and Stockholders´ Equity	$3,736,484	$3,736,484

The accompanying notes are an integral part of these condensed consolidated financial statements

NETWORKING PARTNERS, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations

			For the
			Period from
			November 2, 2010
			(inception)
	For the Year Ended		through
	December 31,		December 31,
	2012	2011	2012

Revenues	$-	$1,812	$1,812

Cost of Sales	-	239	239

Gross Profit	-	1,573	1,573

Operating Expenses
General and Administrative	748	81,848	76,961
Professional Services	13,100	71,296	93,531

Total Operating Expenses	13,848	153,144	170,492

Other Expenses
Interest Expense	(4,000)	(4,264)	(8,264)

Total Other Expenses	(4,000)	(4,264)	(8,264)

Net Loss	$(17,848)	$(155,835)	$(177,183)

Basic and Diluted Loss per Share	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Shares Outstanding	15,445,484	14,968,991	14,707,693

The accompanying notes are an integral part of these condensed consolidated financial statements

NETWORKING PARTNERS, INC.
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Period from November 2, 2010 (inception) to December 31, 2012

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception November 2, 2010	-	$-	$-	$-	$-

Common stock subscribed	7,556,327	7,556	-	-	7,556

Net loss for the period from November 2, 2010
(inception) through December 31, 2010	-	-	-	(3,500)	(3,500)

Balance December 31, 2010	7,556,327	7,556	-	(3,500)	4,056

Common stock issued for asset acquisition	7,260,000	7,260	3,622,740	-	3,630,000

Common stock issued for debt conversion	629,157	629	184,134	-	184,763

Net loss for the year ended December 31, 2011	-	-	-	(155,835)	(155,835)

Balance December 31, 2011	15,445,484	15,445	3,806,874	(159,335)	3,662,984

Net loss for the year ended December 31, 2012	-	-	-	(17,848)	(17,848)

Balance December 31, 2012	15,445,484	$15,445	$3,806,874	$(177,183)	$3,645,136

The accompanying notes are an integral part of these condensed consolidated financial statements

NETWORKING PARTNERS, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

				For the
				Period from
				November 2, 2010
				(inception)
	For the Year Ended			through
	December 31,			December 31,
	2012	2011		2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,848)		$(155,835)	$(177,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for asset acquisition	-		7,260	7,260
Changes in operating assets and operating liabilities:
Stock subscription receivable	-		7,556	-
Accounts payable	13,848		29,272	43,120
Derivative liability	-		(3,630,000)	-
Accrued interest	4,000		1,073	5,073
Loans to/from related parties	-		(5,646)	(2,146)
Net Cash Used In Operating Activities	-		(3,746,320)	(123,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets - Web Sites (Beta 1)	-		-	(3,630,000)
Intangible asset - Koiniclub.com (Beta v2)	-		(101,183)	(101,183)
Net Cash Used In Investing Activities	-		(101,183)	(3,731,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions	-		-	7,556
Common stock issued for converted debt	-		629	629
Proceeds from notes payable	-		40,000	40,000
Additional paid In capital	-		3,806,874	3,806,874
Net Cash Provided By Financing Activities	-		3,847,503	3,855,059

NET CHANGE IN CASH	-			-

CASH AT BEGINNING OF PERIOD	-		-	-

CASH AT END OF PERIOD	$-		$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:			-
Cash paid for interest	$-		$3,190	$3,190
Cash paid for taxes	$-	$		$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND			-
FINANCING ACTIVITIES:	$-	$		$-

The accompanying notes are an integral part of these condensed consolidated financial statements

NETWORKING PARTNERS, INC.
(A Development Stage Company)
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS

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

There was no revenue for the year ended December 31, 2012 and for the year ended December 31, 2011, there was $1,812 of Koini Credits revenue. The accompanying financial statements for the year ended December 31, 2012 have been prepared assuming the Company will continue as a going concern.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $177,183 at December 31, 2012.  There was no revenue for the year ended December 31, 2012 and the Company had a working capital deficiency of $40,974 at December 31, 2012.

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
December 31, 2012 and 2011

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

The Company elected to early adopt this accounting standard, at inception, on a prospective basis. The adoption of this standard did not have a significant impact on the Company’s revenue recognition for multiple deliverable arrangements. Upon adoption, the selling prices for certain custom advertising solutions may use the best estimate of selling price as provided under the new standard. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, cash flows, or results of operations for the year ended December 31, 2012.

In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the related fee is reasonably assured. The Company’s arrangements generally do not include a provision for cancellation, termination, or refunds that would significantly impact revenue recognition.

Revenue is generated from several offerings including the display of graphical advertisements (“display advertising”) and others.

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
December 31, 2012 and 2011

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2012.

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

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the year ended December 31, 2012.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2012.

NETWORKING PARTNERS, INC.
(A Development Stage Company)
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award.. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.

NOTE 5 - SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,”Disclosures about Segments of an Enterprises and Related Information”.. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2012.

NOTE 6 - INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the year ended December 31, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

NETWORKING PARTNERS, INC.
(A Development Stage Company)
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 7 – BALANCE SHEET INFORMATION

Due from related party - As of December 31, 2012, the Company held a receivable from a Canadian entity, Anne’s Diary Inc., in the amount of $5,301 in relation to the purchase of the social networking websites.

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

Due to shareholders – represents non-interest bearing advances to the Company from our former President, Pino G. Baldassarre, and consisted of the following at December 31,

	2012	2011

Due to shareholders	$3,155	$3,500

Stockholders’ Equity -

A) Common Stock

The company’s amended Articles of Incorporation authorize the issuance of 95,000,000 common shares at $0.001 par value per share.

Unregistered Sales and Issuance of Equity Securities

The Company had 15,445,484 issued and outstanding common stock shares as of December 31, 2012.  Details of the issued and outstanding common stock shares at December 31, 2012, issued without registration under the Securities Act of 1933, as amended, since our incorporation on November, 2, 2010, are presented below:

Amount of Shares
Description	Issued and Outstanding

Stock issued to private offering subscribers	7,556,327
Stock issued for acquisition of assets	7,260,000
Stock issued for conversion of debt	629,157
Total common stock shares issued and outstanding	15,445,484

NETWORKING PARTNERS, INC.
(A Development Stage Company)
 NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

BALANCE SHEET INFORMATION (continued)

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
December 31, 2012 and 2011

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

NOTE 8 - SUBSEQUENT INFORMATION

Effective November 12, 2012, the Board of Directors 1) appointed Mr. Enzo Taddei as the Company's Interim CEO and sole director; 2) agreed to accept Mrs. Sarra Buzze Stockdale’s resignation as President, CEO and director of the Company and 3) agreed to accept Mr. Jorge Sariego Sanchez’s resignation as CTO and director of the Company.

Exhibit 21

Subsidiary of the Company

Koini, Inc. (KOINI), a Canadian corporation located on Prince Edward Island, Canada.

Exhibit 31.1

NETWORKING PARTNERS, INC.
A Nevada Corporation
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Section 302 Certification

I, Enzo Taddei, certify that:

1.	I have reviewed this annual report on Form 10-K of Networking Partners, Inc., a Nevada Corporation (the “registrant”);

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: April 10, 2013

/s/ Enzo Taddei
By: Enzo Taddei
Its: Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

NETWORKING PARTNERS, INC.
A Nevada Corporation
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
Section 302 Certification

I, Enzo Taddei, certify that:

1.	I have reviewed this annual report on Form 10-K of Networking Partners, Inc., a Nevada Corporation (the “registrant”);

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: April 10, 2013

/s/ Enzo Taddei
By: Enzo Taddei
Its: Principal Financial Officer

Exhibit 32.1

NETWORKING PARTNERS, INC.
A Nevada Corporation
CERTIFICATION PURSUANT TO
18 U.S.C.  SECTION 1350
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Networking Partners, Inc. (“Company”) on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Enzo Taddei, Chief Executive Officer, certify, pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 10, 2013

/s/ Enzo Taddei
By: Enzo Taddei
Its: Chief Executive Officer (Principal Executive Officer)

Exhibit 32.2

NETWORKING PARTNERS, INC.
A Nevada Corporation
CERTIFICATION PURSUANT TO
18 U.S.C.  SECTION 1350
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Networking Partners, Inc. (“Company”) on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Enzo Taddei, Principal Financial Officer, certify, pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 10, 2013

/s/ Enzo Taddei
By: Enzo Taddei
Its: Principal Financial Officer