Form 10-Q
period 2013-03-31
NETWORKING PARTNERS INC
filed 2013-05-20
CIK 1518041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2013
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 2013, there were 15,445,484 outstanding shares of the Registrant's Common Stock, $.001 par value.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ...............................................   3

Condensed Consolidated Balance Sheets at March 31, 2013 (unaudited) and
December 31, 2012 ..........................................................   4

Condensed Consolidated Statements of Operations for the Three Months
Ended March 31, 2013 and 2012 and for the Period November 2, 2010
(inception) through March 31, 2013 (unaudited) .............................   5

Condensed Consolidated Statements of Stockholders' Equity for the
Period November 2, 2010 (inception) through March 31, 2013 (unaudited) .....   6

Condensed Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2013 and 2012 and for the Period November 2, 2010
(inception) through March 31, 2013 (unaudited) .............................   7

Notes to Condensed Consolidated Financial Statements - March 31, 2013
(unaudited) ................................................................   8


Item 2. Management's Discussion and Analysis of Financial Condition and
        Plan of Development Stage Activities ...............................  14

Item 3. Quantitative and Qualitative Disclosures about Market Risk .........  16

Item 4. Controls and Procedures ............................................  16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ..................................................  17

Item 1A. Risk Factors ......................................................  17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ........  17

Item 3. Defaults Upon Senior Securities ....................................  17

Item 4. Mine Safety Disclosures ............................................  17

Item 5. Other Information ..................................................  17

Item 6. Exhibits ...........................................................  18

SIGNATURES .................................................................  19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Networking Partners, Inc.

We have reviewed the accompanying balance sheet of Networking Partners, Inc. as of March 31, 2013, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the three-month period(s) ended March 31, 2013. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/ Labrozzi & Co., P.A.
---------------------------------------
Labrozzi & Co., P.A.
Miami, Florida
May 20, 2013

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets

                                                                             March 31,            December 31,
                                                                               2013                   2012
                                                                           ------------           ------------
                                                                            (unaudited)
                                     ASSETS

CURRENT ASSETS
  Due from related party                                                   $      5,301           $      5,301
                                                                           ------------           ------------
TOTAL CURRENT ASSETS                                                              5,301                  5,301
                                                                           ------------           ------------

Intangible assets - Web Sites (Beta 1)                                        2,722,500              3,630,000
Intangible assets - Public Pages (Beta 2)                                       101,183                101,183
                                                                           ------------           ------------
TOTAL FIXED ASSETS                                                            2,823,683              3,731,183
                                                                           ------------           ------------

TOTAL ASSETS                                                               $  2,828,984           $  3,736,484
                                                                           ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                         $     23,760           $     43,120
  Advances payable                                                               36,160                     --
  Due to shareholders                                                             3,155                  3,155
                                                                           ------------           ------------
TOTAL CURRENT LIABILITIES                                                        63,075                 46,275
                                                                           ------------           ------------
LONG TERM LIABILITIES
  Notes payable                                                                  46,073                 45,073
                                                                           ------------           ------------

TOTAL LIABILITIES                                                               109,148                 91,348
                                                                           ------------           ------------

STOCKHOLDERS' EQUITY
  Common stock: 95,000,000  shares authorized; $0.001 par value,
   15,445,484 shares issued and outstanding at March 31, 2013 and
   December 31, 2012, respectively                                               15,445                 15,445
  Preferred stock: 5,000,000 shares authorized; $0.001 par value, no shares issued and outstanding at March 31, 2013 and
   December 31, 2012, respectively                                                   --                     --
  Additional paid in capital                                                  3,806,874              3,806,874
  Deficit accumulated during the development stage                           (1,102,483)              (177,183)
                                                                           ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                    2,719,836              3,645,136
                                                                           ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  2,828,984           $  3,736,484
                                                                           ============           ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                                             For the
                                                                                          Period from
                                                                                        November 2, 2010
                                                 For the Three Months Ended                (inception)
                                                         March 31,                           through
                                            -----------------------------------             March 31,
                                                2013                   2012                   2013
                                            ------------           ------------           ------------
Revenues                                    $         --           $         --           $      1,812

Cost of Sales                                         --                     --                    239
                                            ------------           ------------           ------------

Gross Profit                                          --                     --                  1,573
                                            ------------           ------------           ------------
OPERATING EXPENSES
  General and Administrative                       3,500                     --                 80,461
  Impairment of Web Sites                        907,500                     --                907,500
  Professional Services                           13,300                  2,500                106,831
                                            ------------           ------------           ------------
Total Operating Expenses                         924,300                  2,500              1,094,792
                                            ------------           ------------           ------------
OTHER EXPENSES
  Interest Expense                                (1,000)                (1,000)                (9,264)
                                            ------------           ------------           ------------
Total Other Expenses                              (1,000)                (1,000)                (9,264)
                                            ------------           ------------           ------------

Net Loss                                    $   (925,300)          $     (3,500)          $ (1,102,483)
                                            ============           ============           ============

Basic and Diluted Loss per Share            $      (0.06)          $      (0.00)          $      (0.07)
                                            ============           ============           ============
Basic and Diluted Weighted Average
 Number of Shares Outstanding                 15,445,484             15,445,484             15,445,484
                                            ============           ============           ============


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
       Condensed Consolidated Statement of Changes in Stockholders' Equity
       For the Period from November 2, 2010 (inception) to March 31, 2013
                                   (unaudited)

                                                                                               Deficit
                                                                                             Accumulated
                                                        Common Stock           Additional    during the        Total
                                                    ---------------------       Paid-in      Development    Stockholders'
                                                    Shares         Amount       Capital         Stage          Equity
                                                    ------         ------       -------         -----          ------
BALANCE AT INCEPTION NOVEMBER 2, 2010                     --    $        --   $        --    $        --    $        --

Common stock subscribed                            7,556,327          7,556            --             --          7,556

Net loss for the period from November 2, 2010
 (inception) through December 31, 2010                    --             --            --         (3,500)        (3,500)
                                                 -----------    -----------   -----------    -----------    -----------
BALANCE DECEMBER 31, 2010                          7,556,327          7,556            --         (3,500)         4,056

Common stock issued for asset acquisition          7,260,000          7,260     3,622,740             --      3,630,000

Common stock issued for debt conversion              629,157            629       184,134             --        184,763

Net loss for the year ended December 31, 2011             --             --            --       (155,835)      (155,835)
                                                 -----------    -----------   -----------    -----------    -----------
BALANCE DECEMBER 31, 2011                         15,445,484         15,445     3,806,874       (159,335)     3,662,984

Net loss for the year ended December 31, 2012             --             --            --        (17,848)       (17,848)
                                                 -----------    -----------   -----------    -----------    -----------
BALANCE DECEMBER 31, 2012                         15,445,484         15,445     3,806,874       (177,183)     3,645,136

Net loss for the three months ended
 March 31, 2013                                           --             --            --       (925,300)      (925,300)
                                                 -----------    -----------   -----------    -----------    -----------

BALANCE MARCH 31, 2013                             15,445,484   $    15,445   $ 3,806,874    $(1,102,483)   $ 2,719,836
                                                 ===========    ===========   ===========    ===========    ===========


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                             For the
                                                                                                          Period from
                                                                                                        November 2, 2010
                                                                  For the Three Months Ended               (inception)
                                                                          March 31,                          through
                                                             -----------------------------------            March 31,
                                                                 2013                   2012                  2013
                                                             ------------           ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $   (925,300)          $     (3,500)         $ (1,102,483)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Common stock issued for asset acquisition                         --                     --                 7,260
     Impairment of Web Sites                                      907,500                     --               907,500
  Changes in operating assets and operating liabilities:
     Accounts payable                                             (19,360)                 2,500                23,760
     Advances payable                                              36,160                     --                36,160
     Accrued interest                                               1,000                  1,000                 6,073
     Loans to/from related parties                                     --                     --                (2,146)
                                                             ------------           ------------          ------------
          NET CASH USED IN OPERATING ACTIVITIES                        --                     --              (123,876)
                                                             ------------           ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Intangible assets - Web Sites (Beta 1)                               --                     --            (3,630,000)
  Intangible asset - Koiniclub.com (Beta v2)                           --                     --              (101,183)
                                                             ------------           ------------          ------------
          NET CASH USED IN INVESTING ACTIVITIES                        --                     --            (3,731,183)
                                                             ------------           ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock subscriptions                                                  --                     --                 7,556
  Common stock issued for converted debt                               --                     --                   629
  Proceeds from notes payable                                          --                     --                40,000
  Additional paid In capital                                           --                     --             3,806,874
                                                             ------------           ------------          ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                    --                     --             3,855,059
                                                             ------------           ------------          ------------

NET CHANGE IN CASH                                                     --                                           --

CASH AT BEGINNING OF PERIOD                                            --                     --                    --
                                                             ------------           ------------          ------------

CASH AT END OF PERIOD                                        $         --           $         --          $         --
                                                             ============           ============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                     --
  Cash paid for interest                                     $         --           $         --          $      3,190
                                                             ============           ============          ============
  Cash paid for taxes                                        $         --           $                     $         --
                                                             ============           ============          ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:                                    $         --           $         --          $         --
                                                             ============           ============          ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2013
                                   (unaudited)

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

For the three month period ended March 31, 2013, there was no revenue. The accompanying financial statements for the three month period ended March 31, 2013 have been prepared assuming the Company will continue as a going concern.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,102,483 at March 31, 2013. There was no revenue for the three month period ended March 31, 2013 and the Company had a working capital deficiency of $57,774 at March 31, 2013.

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2013
                                   (unaudited)

NOTE 3 - GOING CONCERN (CONTINUED)

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

The Company elected to early adopt this accounting standard, at inception, on a prospective basis. The adoption of this standard did not have a significant impact on the Company's revenue recognition for multiple deliverable arrangements. Upon adoption, the selling prices for certain custom advertising solutions may use the best estimate of selling price as provided under the new standard. The adoption of this standard did not have a material impact on the Company's consolidated financial position, cash flows, or results of operations for the three month period ended March 31, 2013.

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

The Company has not yet begun offering customized display advertising solutions to advertisers. These customized display advertising solutions combine the Company's standard display advertising with customized content, customer insights, and campaign analysis. Due to the unique nature of these products, the Company may not be able to establish selling prices based on historical stand-alone sales or third-party evidence; therefore, the Company may use its best estimate to establish selling prices. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, class of advertiser, size of transaction, seasonality, margin objectives, observed pricing trends, available online

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2013
                                   (unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Income per Common  Share- Net loss per common share is computed  pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2013.

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

Impairment of Long-Lived and Intangible Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. During the three month period ended March 31, 2013, the Company identified and recorded impairment charges in connection with its assessment of its intangible assets, consisting of web sites. The Company recognized an impairment charge of $907,500, 25% of the initially recorded value of $3,630,000 for the web sites. The asset impairment charge was primarily due to lower future revenue projections associated with its websites based upon 2012's full year results which produced no revenue from the web sites.

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

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2013
                                   (unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three month period ended March 31, 2013.

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

NOTE 5 - SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,"DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISES AND RELATED INFORMATION". This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2013.

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2013
                                   (unaudited)

NOTE 6 - INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the three month period ended March 31, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

NOTE 7 - BALANCE SHEET INFORMATION

Due from related party - As of March 31, 2013, the Company held a receivable from a Canadian entity, Anne's Diary Inc., in the amount of $5,301 in relation to the purchase of the social networking websites.

Intangible Assets - consisted of the following at March 31, 2013.

              Koini.com & Koiniclub.com               $ 3,630,000
              Koini - Public Pages (Beta V1)              101,183
                                                      -----------
              Impairment Charge                          (907,500)
                                                      -----------

              Total Intangible Assets                 $ 2,823,683
                                                      ===========

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

During the three month period ended March 31, 2013, the Company identified and recorded impairment charges in connection with its assessment of its intangible assets, consisting of web sites. The Company recognized an impairment charge of $907,500, 25% of the initially recorded value of $3,630,000 for the web sites. The asset impairment charge was primarily due to lower future revenue projections associated with its websites based upon 2012's full year results which produced no revenue from the web sites.

Advances payable - represents non-interest bearing advances to the Company from a non-affiliated third party individual, utilized for payments to service providers, and consisted of the following at March 31, 2013:

              Advances payable                          $  36,100
                                                        =========

Due to shareholders - represents non-interest bearing advances to the Company from our former President, Pino G. Baldassarre, and consisted of the following at March 31, 2013:

              Due to shareholders                       $   3,155
                                                        =========

                            NETWORKING PARTNERS, INC.
                          (A Development Stage Company)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2013
                                   (unaudited)

NOTE 7 - BALANCE SHEET INFORMATION (CONTINUED)

Stockholders' Equity -

A) COMMON STOCK

The company's amended Articles of Incorporation authorize the issuance of 95,000,000 common shares at $0.001 par value per share.

The Company had 15,445,484 issued and outstanding common stock shares as of March 31, 2013. Details of the issued and outstanding common stock shares issued without registration under the Securities Act of 1933, as amended, since our incorporation on November 2, 2010, are presented below:

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

During September and October of 2011 the Company executed Promissory Notes with three unaffiliated individuals for an aggregate amount of $40,000 loaned to the Company for working capital purposes. Each Promissory Note bears interest at the rate of 10% and has a term of eighteen months. A $5,000 note was issued September 1, 2011 and is due February 28, 2013; a $15,000 note was issued
September 1, 2011 and is due March 18, 2013; and a $20,000 note was issued October 11, 2011 and is due April 10, 2013. The Promissory Notes are represented on the Company's financial statements in the amount of $46,073. The $6,073 represents accrued interest on the outstanding principal amount of $40,000.

NOTE 8 - SUBSEQUENT INFORMATION

The three note holders in possession of Promissory Notes executed by the Company with maturity dates between February and April of 2013 have verbally agreed to extend the terms of their Promissory Notes at the same interest rate. The
Company is in the process of formalizing the amended terms with the note holders.

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

     The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,102,483 at March 31, 2013. There was no revenue for the three month period ended March 31, 2013 and the Company had a working capital deficiency of $57,774 at March 31, 2013.

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

RESULTS AND COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012:

     The Company had no revenue for the three month periods ended March 31, 2013 and 2012.

     Operating expenses were $924,300 and $2,500 for the three month periods ended March 31, 2013 and 2012, respectively. Operating expenses for the three month period ended March 31, 2013 consisted of $13,300 of legal, auditing and accounting professional services, $907,500 as an impairment charge relating to our web sites and $3,500 of general and administration expenses. Operating expenses for the three month period ended March 31, 2012 consisted of $2,500 of legal and auditing professional services.

     The Company incurred interest expenses of $1,000 in each of the three month periods ended March 31, 2013 and 2012.

     The Company incurred net losses of $925,300 and $3,500 for the three month periods ended March 31, 2013 and 2012, respectively. Based on 15,445,484 weighted average shares outstanding for the three months ended March 31, 2013, the loss per share was $0.06.

LIQUIDITY AND CAPITAL RESERVES:

     For the three month period ended March 31, 2013, we had no income and our operating expenses of $924,300 consisted primarily of an impairment charge related to our web sites of $907,500.

     As of March 31, 2013, the Company had no cash and a working capital deficit of $57,774.

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

     The Company's executive offices are based in Melbourne (Florida) and have a staff of one.

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

     We conducted an evaluation under the supervision and with the participation of our management, including Enzo Taddei, our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and principal financial officer concluded as of March 31, 2013, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013 and found our internal control over financial reporting to be effective. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of March 31, 2013.

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended March 31, 2013, we did not make any changes in our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is not aware of any threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS.

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

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

     None.

ITEM 6. EXHIBITS.

     See Exhibit  Index below for  exhibits  required by Item 601 of  Regulation
S-K.

                                  EXHIBIT INDEX

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit No.                        Description
-----------                        -----------

31.1 *         Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2 *         Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1 *         Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2 *         Certification under Section 906 of Sarbanes-Oxley Act of 2002
101 **         Interactive Data Files pursuant to Rule 405 of Regulation S-T

----------
*    Filed herewith
**   To be provided by Amendment

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NETWORKING PARTNERS, INC.


Date: May 20, 2013                  /s/ Enzo Taddei
                                    --------------------------------------------
                                    Enzo Taddei
                                    Chief Executive Officer
                                    (Principal Executive Officer)
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)