Form 10-Q
period 2013-06-30
NETWORKING PARTNERS INC
filed 2013-08-15
CIK 1518041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _______________________

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ______ TO ______.

Commission File Number: 000-54418

 _______________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2013, there were 15,445,484 outstanding shares of the Registrant’s Common Stock, $.001 par value.

INDEX

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.	F-1

Condensed Consolidated Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012	F-1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 and for the Period November 2, 2010 (inception) through June 30, 2013 (unaudited)	F-2

Condensed Consolidated Statements of Stockholders’ Equity for the Period November 2, 2010 (inception) through June 30, 2013 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and for the Period November 2, 2010 (inception) through June 30, 2013 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements – June 30, 2013 (unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Development Stage Activities	3

Item 3. Quantitative and Qualitative Disclosures about Market Risk	5

Item 4. Controls and Procedures	5

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.	6

Item 1.A. Risk Factors	6

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3. Defaults Upon Senior Securities	6

Item 4. Mine Safety Disclosures	6

Item 5. Other Information.	6

Item 6. Exhibits	6

SIGNATURES	7

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets
Due from related party	$5,301	$5,301

Total Current Assets	5,301	5,301

Intangible assets - Web Sites (Beta 1)	2,722,500	3,630,000
Intangible assets - Public Pages (Beta 2)	101,183	101,183

Total Fixed Assets	2,823,683	3,731,183

Total Assets	$2,828,984	$3,736,484

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$27,580	$43,120
Advances payable	36,160	-
Due to shareholders	3,155	3,155

Total Current Liabilities	66,895	46,275

Long Term Liabilities
Notes payable	47,073	45,073

Total Liabilities	113,968	91,348

Stockholders’ Equity
Common stock: 95,000,000 shares authorized; $0.001 par value, 15,445,484 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	15,445	15,445
Preferred stock: 5,000,000 shares authorized; $0.001 par value, no shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	-	-
Additional paid In capital	3,806,874	3,806,874
Deficit accumulated during the development stage	(1,107,303)	(177,183)

Total Stockholders’ Equity	2,715,016	3,645,136

Total Liabilities and Stockholders’ Equity	$2,828,984	$3,736,484

The accompanying notes are an integral part of these condensed consolidated financial statements

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

					For the Period
					from
					November 2, 2010
	For the Three Months Ended		For the Six Months Ended		(inception)
	June 30,		June 30,		through
	2013	2012	2013	2012	June 30, 2013
Revenues	$-	$-	$-	$-	$1,812

Cost of Sales	-	-	-	-	239

Gross Profit	-	-	-	-	1,573

Operating Expenses
General and Administrative	320	-	3,820	-	80,781
Impairment of Web Sites	-		907,500		907,500
Professional Services	3,500	2,500	16,800	5,000	110,331

Total Operating Expenses	3,820	2,500	928,120	5,000	1,098,612

Other Expenses
Interest Expense	(1,000)	(1,000)	(2,000)	(2,000)	(10,264)

Total Other Expenses	(1,000)	(1,000)	(2,000)	(2,000)	(10,264)

Net Loss	$(4,820)	$(3,500)	$(930,120)	$(7,000)	$(1,108,876)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.06)	$(0.00)	$(0.07)

Basic and Diluted Weighted Average Number of Shares Outstanding	15,445,484	15,445,484	15,445,484	15,445,484	15,445,484

The accompanying notes are an integral part of these condensed consolidated financial statements

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period from November 2, 2010 (inception) to June 30, 2013

(unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at inception November 2, 2010	-	$-	$-	$-	$-

Common stock subscribed	7,556,327	7,556	-	-	7,556

Net loss for the period from November 2, 2010 (inception) through December 31, 2010	-	-	-	(3,500)	(3,500)

Balance December 31, 2010	7,556,327	7,556	-	(3,500)	4,056

Common stock issued for asset acquisition	7,260,000	7,260	3,622,740	-	3,630,000

Common stock issued for debt conversion	629,157	629	184,134	-	184,763

Net loss for the year ended December 31, 2011	-	-	-	(155,835)	(155,835)

Balance December 31, 2011	15,445,484	15,445	3,806,874	(159,335)	3,662,984

Net loss for the year ended December 31, 2012	-	-	-	(17,848)	(17,848)

Balance December 31, 2012	15,445,484	15,445	3,806,874	(177,183)	3,645,136

Net loss for the six months ended June 30, 2013	-	-	-	(930,120)	(930,120)

Balance June 30, 2013	15,445,484	$15,445	$3,806,874	$(1,107,303)	$2,715,016

The accompanying notes are an integral part of these condensed consolidated financial statements

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			For the Period
			from
			November 2, 2010
	For the Six Months Ended		(inception)
	June 30,		through
	2013	2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(930,120)	$(7,000)	$(1,108,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for asset acquisition	-	-	7,260
Impairment of Web Sites	907,500	-	907,500
Changes in operating assets and operating liabilities:
Accounts payable	(15,540)	5,000	27,580
Advances payable	36,160	-	36,160
Accrued interest	2,000	2,000	7,073
Loans to/from related parties	-	-	(2,146)
Net Cash Used In Operating Activities	-	-	(123,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets - Web Sites (Beta 1)	-	-	(3,630,000)
Intangible asset - Koiniclub.com (Beta v2)	-	-	(101,183)
Net Cash Used In Investing Activities	-	-	(3,731,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions	-	-	7,556
Common stock issued for converted debt	-	-	629
Proceeds from notes payable	-	-	40,000
Additional paid in capital	-	-	3,806,874
Net Cash Provided By Financing Activities	-	-	3,855,059

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$3,190
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

For the three month period ended June 30, 2013, there was no revenue. The accompanying financial statements for the three month period ended June 30, 2013 have been prepared assuming the Company will continue as a going concern.

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

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,107,303 at June 30, 2013. There was no revenue for the three month period ended June 30, 2013 and the Company had a working capital deficiency of $61,594 at June 30, 2013.

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

The Company elected to early adopt this accounting standard, at inception, on a prospective basis. The adoption of this standard did not have a significant impact on the Company’s revenue recognition for multiple deliverable arrangements. Upon adoption, the selling prices for certain custom advertising solutions may use the best estimate of selling price as provided under the new standard. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, cash flows, or results of operations for the three month period ended June 30, 2013.

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

June 30, 2013

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2013.

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

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three month period ended June 30, 2013.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three month period ended June 30, 2013.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No. 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

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

NOTE 5 - SEGMENT REPORTING

In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,“Disclosures about Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2013.

NOTE 6 - INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the three month period ended June 30, 2013. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE 7 – BALANCE SHEET INFORMATION

Due from related party - As of June 30, 2013, the Company held a receivable from a Canadian entity, Anne’s Diary Inc., in the amount of $5,301 in relation to the purchase of the social networking websites.

Intangible Assets - consisted of the following at June 30, 2013.

Koini.com & Koiniclub.com	$3,630,000
Koini – Public Pages (Beta V1)	101,183
Impairment Charge	(907,500)

Total Intangible Assets	$2,823,683

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

During the three month period ended March 31, 2013, the Company identified and recorded impairment charges in connection with its assessment of its intangible assets, consisting of web sites. The Company recognized an impairment charge of $907,500, 25% of the initially recorded value of $3,630,000 for the web sites. The asset impairment charge was primarily due to lower future revenue projections associated with its websites based upon 2012’s full year results which produced no revenue from the web sites.

Advances payable - represents non-interest bearing advances to the Company from a non-affiliated third party individual, utilized for payments to service providers, and consisted of the following at June 30, 2013:

Advances payable	$36,160

Due to shareholders – represents non-interest bearing advances to the Company from our former President, Pino G. Baldassarre, and consisted of the following at June 30, 2013:

Due to shareholders	$3,155

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

NOTE 7 – BALANCE SHEET INFORMATION (continued)

Stockholders’ Equity -

A)	Common Stock

The Company’s amended Articles of Incorporation authorize the issuance of 95,000,000 common shares at $0.001 par value per share.

The Company had 15,445,484 issued and outstanding common stock shares as of June 30, 2013. Details of the issued and outstanding common stock shares issued without registration under the Securities Act of 1933, as amended, since our incorporation on November 2, 2010, are presented below:

Description	Amount of Shares Issued
Stock issued to private offering subscribers	7,556,327
Stock issued for acquisition of assets	7,260,000
Stock issued for conversion of debt	629,157

Total common stock shares issued	15,445,484

B)	Preferred Stock

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

During September and October of 2011 the Company executed Promissory Notes with three unaffiliated individuals for an aggregate amount of $40,000 loaned to the Company for working capital purposes. Each Promissory Note bears interest at the rate of 10% and has a term of eighteen months. A $5,000 note was issued September 1, 2011 and is due February 28, 2013; a $15,000 note was issued September 1, 2011 and is due March 18, 2013; and a $20,000 note was issued October 11, 2011 and is due April 10, 2013. The Promissory Notes are represented on the Company’s financial statements as Notes Payable in the amount of $47,073 at June 30, 2013. The $7,073 represents accrued interest on the outstanding principal amount of $40,000.

NOTE 8 – SUBSEQUENT INFORMATION

The Company has performed an evaluation of subsequent events and is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Development Stage Activities.

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

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties.

Such risks and uncertainties include, but are not limited to, the following:

●	the volatile and competitive nature of our industry,
●	the uncertainties surrounding the rapidly evolving markets in which we compete,
●	the uncertainties surrounding technological change of the industry,
●	our dependence on its intellectual property rights,
●	the success of marketing efforts by third parties,
●	the changing demands of customers and
●	the arrangements with present and future customers and third parties.

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,107,303 at June 30, 2013. There was no revenue for the three month period ended June 30, 2013 and the Company had a working capital deficiency of $61,594 at June 30, 2013.

3

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

Results and comparison of the three month periods ended June 30, 2013 and 2012:

The Company had no revenue for the three month periods ended June 30, 2013 and 2012.

Operating expenses were $3,820 and $2,500 for the three month periods ended June 30, 2012 and 2011, respectively. Operating expenses consisted of $3,500 of legal and auditing professional services and $320 of general and administration expenses for the three month period ended June 30, 2013 and $2,500 of legal and auditing professional services for the three month period ended June 30, 2012.

The Company incurred interest expense of $1,000 in each of the three month periods ended June 30, 2013 and 2012.

The Company had net losses of $4,820 and $3,500 for the three month periods ended June 30, 2013 and 2012, respectively.

Based on 15,445,484 weighted average shares outstanding for the three months ended June 30, 2013, the loss per share was $0.00.

Results and comparison of the six month periods ended June 30, 2013 and 2012:

The Company had no revenue for the six month periods ended June 30, 2013 and 2012.

Operating expenses were $928,120 and $5,000 for the six month periods ended June 30, 2013 and 2012, respectively. Operating expenses for the six month period ended June 30, 2013 consisted of $16,800 of legal, auditing and accounting professional services, $907,500 as an impairment charge relating to our web sites and $3,820 of general and administration expenses. Operating expenses for the six month period ended June 30, 2012 consisted of $5,000 of legal, auditing and accounting professional services.

The Company incurred interest expense of $2,000 in each of the six month periods ended June 30, 2012 and 2011.

The Company had net losses of $930,120 and $7,000 for the six month periods ended June 30, 2013 and 2012, respectively.

Based on 15,445,484 weighted average shares outstanding for the six months ended June 30, 2013, the loss per share was $0.06.

Liquidity and Capital Reserves:

For the six month period ended June 30, 2013, we had no income and our operating expenses of $928,120 consisted primarily of an impairment charge related to our web sites of $907,500.

As of June 30, 2013, the Company had no cash and a working capital deficit of $61,594.

4

It is the Company’s intention to seek additional capital through an offering, which we plan to use to use for working capital and to implement a marketing program to increase awareness of our websites and also to expand our operations. Depending upon market conditions, the Company may not be successful in raising sufficient additional capital for it to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

The Company’s executive offices are based in Melbourne (Florida) and have a full time staff of three.

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

We conducted an evaluation under the supervision and with the participation of our management, including Enzo Taddei, our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and principal financial officer concluded as of June 30, 2013, that our disclosure controls and procedures have been improved and were effective at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

5

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013 and found our internal control over financial reporting to be effective. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Identified Material Weaknesses and Significant Deficiencies

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified no such material weakness or deficiency during its assessment of our internal control over financial reporting as of June 30, 2013.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, we did not make any changes in our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not aware of any threatened or pending litigation against the Company.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit No	Description

31.1*	Certification under Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification under Section 906 of Sarbanes-Oxley Act of 2002

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T

* Filed herewith.

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETWORKING PARTNERS, INC.

Date: August 15, 2013	/s/ Enzo Taddei
Enzo Taddei
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Accounting and Financial Officer)

7