Form 10-K
period 2013-12-31
NETWORKING PARTNERS INC
filed 2014-07-15
CIK 1518041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Common Stock, $0.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2013) was zero (0), since our common stock is not traded in any market.

As of July 11, 2014, there were 15,445,484 shares of our common stock outstanding.

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

Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of management’s efforts to implement their business strategy;

●	our auditors have issued a going concern opinion; there is substantial uncertainty that we can continue operations;

●	our ability to continue to attract users and advertisers to our web sites;

●	we are a development stage company and have generated only nominal revenues to date;

●	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

●	general economic conditions and those economic conditions specific to the Internet and Internet advertising;

●	our ability to keep our web sites operational at a reasonable cost and without service interruptions;

●	the ability of the Company to raise sufficient capital to meet operating requirements;

●	the ability of the Company to protect its intellectual property rights – websites;

●	the ability of the Company to compete with major established companies;

●	the effect of changing economic conditions, the current global recession and financial uncertainty;

●	the ability of the Company to attract and retain quality employees;

●	there is currently no public trading market for our common stock; and

●	other risks which may be described in future filings with the SEC.

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

Item 1. Business.

Overview

BUSINESS

We were incorporated on November 2, 2010, in the State of Nevada and own 100% of Koini, Inc. (a Canadian, Prince Edward Island Corporation).

On December 21, 2010, we bought two social networking web sites: www.koiniclub.com and www.koini.com. from Anne’s Diary, Inc. in exchange for 7,260,000 shares of our common stock. In April 2011, we hired the three people who had designed and worked on the two web sites for Anne’s Diary, Inc. Our purchase agreement with Anne’s Diary, Inc. did not contain any pre-conditions that any employees of Anne’s Diary, Inc. would be hired by us. However, we did have verbal discussions with these three people about working for us.

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

In this Form 10-K, we will often refer to our two web sites as “Koini sites” or simply as “Koini.” The word “Koini” was derived from the Greek work “Koinonia “ and is pronounced “ coin- ee.”

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

The primary drivers for users to join our www.koini.com and www.koiniclub.com  sites (the sites have been taken down and are currently not operational, but can be put up for presentation purposes and can be operational upon funding) are: Internet safety (rigid parental controls for children under 13s), functionality, privacy, competitions and the international bias of the site. Koini is a communication tool for keeping in touch with friends and making friends at home and internationally. In the information technology segment, “functionality” (derived from Latin functio, “to perform”) is the sum, or any aspect of, what a product, such as a software application or computing device, can do for a user. Marketers use a product’s functionality to identify product features. A product’s functionality also enables a user to have a set of capabilities to perform a task or a function.

Internet Safety

Since Koini is popular with children and young adults, Internet safety is the keystone of our business. That is why Koini has built in four levels of security for our young universe of users.

Level 1:

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

Level 2:

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

Level 3:

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

Level 4:

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
Logged in as: David | Logout |
New To Koini?
Click here for setup help
My Kids
My Family Members
My Account
Download Koini Browser
Competitions
Help
Menu
› Add a Child
› Add a Family Member
› Add/Remove Sites
› Download Koini Browser
My Kids
(0) Incoming Friend Requests
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
Logged in as: David | Logout |
New To Koini?
Click here for setup help
My Kids
My Family Members
My Account
Download Koini Browser
Competitions
Help
Menu
› Account Info
› Kid Sites Settings
› Friend and IM settings
› Stats
› Link Requests
› Favorites
› Browser History
› Authorisation Form
› New Child Account
> View & Edit jordanjames's Profile
This is where you decide who your children can be friends with inside the Koini social networks. You can limit this to a select group of friends, or within an age range and gender you feel comfortable with.
Search settings saved
Friend Search Settings
Add friends »
View friends »
View pending friends »
Check this box to stop jordanjames making friends online, you can add friends using the Add Friend button above.
Check this box so people can friend request jordanjames and then you decide if you want to accept them or not.
Age Range
from: 8 years > to: 10 years [reset]
Gender Search
Male
- Jordan can chat with "Only Males" users
Save
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

Logged in as: **David** | **Logout** |

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

Pornography is extremely accessible on the Internet and mostly for free. There are millions of chat rooms that discuss everything one could possibly imagine and some of the discussions would horrify you to think that your children were exposed to it. However, it is not just those things that are a worry. The number one problem for young people is cyber bullying, where children use the Internet to gang up on each other. Being able to intervene, as a parent, on other social networks would be next to impossible, but on Koini, the parent has multiple options to manage any situation like that, as well as knowing there is moderation by Koini itself.

Besides helping to keep kids safe and away from pornography and cyber-bullying, another positive benefit of the parental control system is the ability for it to be used as a teaching tool for young peoples’ experiences on the web. The parental control system enables parents to teach their kids to be responsible and safe Internet users.

Parental Control Conclusion

The parental controls in Koini would provide a wide range of options for parents to tailor the Internet experience of their children to their specific parenting style and Koini believes this is an important factor in attracting users to our Koini web sites. Different parents have different styles, beliefs and traditions when it comes to their parenting skills and being able to tailor the tools to their specific needs has been a priority of ours.

The Koini Club

The Koini Club is a social network that was initially aimed at young people between the ages of 7 and 21; however, recent updates would make the site open to all age groups. The functionality within the Club is similar to that of the major networks and micro-blogging sites, combined. The functionality of “friending” and “groups” could be enjoyed by our members. Our micro-blog section is called “Kwips” and is similar to another social network, but with the added functionality of inline comments, which make the conversations more linear and, we believe, more interesting.

Although the site is currently not operational, if the Koini Club were to grow its membership, we would add extra functionality to keep members interested. Koini would also add an Applications Programming Interface (“API”) for developers to build applications (although user data will be shared on a limited basis through these apps, unlike some of the major networks). An API essentially allows outside programs limited access to information on the Koini sites for the purpose of creating a social element to whatever Application or “App” is being used by a member. We have also created a virtual currency called “Koini Credits,” which could be used for games and other applications. We have also redeveloped parts of the site to mirror the functionality seen on other networks. We intend to make Koini Club a cross between the major social networking sites and micro-blogging sites with, of course, safety at its core and the development of proprietary innovative functionality involving competitions.

Our goal would be to make the Koini Club “the” destination for young people to interact. None of the information shared would appear on Google (except public pages promoted by brands and the public facing profile page which carries limited information) and accounts could be deleted entirely at any time by members (although there would be a requirement to keep certain information for a short period of time to abide by the Children’s Online Privacy Protection Act).

Current Users

www.koiniclub.com was fully launched on July 9, 2010, by Anne´s Diary, Inc., its prior owner. As of December 31, 2011, the website had 140,000 members and was growing in the range of 300 to 600 members per day with limited current marketing. Due to our lack of funding and management and personnel changes in 2012, there is no current membership. The site has been taken down and is currently not operational, but can be put up for presentation purposes and can be operational upon funding.

Koini Club’s primary user base was North America; however, many members were from Australia, the United Kingdom, Brazil, Spain and other Spanish speaking countries (which prompted us to develop a Spanish user interface).

Primary Marketing Methods

In the face of competition from many social networks, we determined that a traditional advertising campaign would be expensive and, more than likely, ineffectual. In lieu of a traditional advertising campaign, we decided to develop an engine that would have our Koini Club members driving the marketing of the site. If our membership reaches 200,000 members, we would augment our marketing with traditional advertising campaigns.

Koini created a competition section within the site that would display whatever competition happens to be running at the time. When a member joins the Koini Club referral competition, he or she is shown a special link within the system which becomes their “referral link.” Each time a member refers a new user to the site, they would receive a point. These points would be used in some competitions to determine a winner.

Due to our lack of funding and management and personnel changes in 2012 and 2013, the growth targets were not met.

Growth Opportunities

We believe the growth of the Koini Club user base and the competition functionality within the public pages would make us an influential partner for a variety of businesses from record companies, games sites and movie companies to locally based businesses who want a social element to their promotions. These businesses and functionality represent a very good revenue opportunity. We would also intend to pursue growth opportunities via the acquisition of targeted complimentary businesses and technologies to fill gaps in our solution offerings (for example, subscription based online role playing games).

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

Future Development

Our referral competition engine had proven to be an effective marketing tool for the growth of the site in the past. If the site becomes operational in the future, we would continue our previous quest to be on top of site development in order to keep users coming to the site for its functionality, as well as for the competitions it would offer.  In addition, if the site becomes operational in the future, we anticipate perfecting a number of functionalities to improve the site.

Streaming Updates – “Kwips”

The easiest way to describe our “Kwips” function is that it would be a micro-blogging type function within Koini Club. The major micro-blogging sites are extremely popular as they are essentially a summary of all your friends (followers) thoughts and comments known as “micro-blogging.”

Koini Club had developed the same visual functionality as the major micro-blogging sites. Users see the “Kwips” tab (the site’s version of ‘micro-posts’). These comments stream on this tab and are a summary of comments on the member’s own personal space, on groups and all other “public” comments. However, we have developed linear, inline comments that make the conversation easier to follow and more logical as discussed below.

Koini would be upgrading this functionality if the site progresses to make it more of a central part of interaction on the site.

Essentially, Kwips is micro-blogging within the Koini Club, but it would also offer more functionality, greater character allowances and a better ability to create conversations through the “@you” tab and through linear comments.

Linear Conversations

Koini Club would enable linear conversations such as those you see on other networking sites. Linear conversations show updates in time order, as in the following example:

We have also developed a voting system for the site. This is pretty much the same as the “Like” facility seen on other networks and would become our engine for internal competitions that are voted on by users.

These linear conversation properties and “Like” system are operational on all other tabs such a Groups, Videos etc.

Group Forums

Although the posting and updating functionality on Koini Club would be broad, as well as deep, many people on the web would enjoy the “long term” conversations that forums would provide. What that means is that conversations on Koini Club could disappear off the immediate timeline fairly quickly, if lots of friends were commenting and interacting. Forums, however, are more “sticky,” meaning that the topics would be easily searchable, segregated visually and would be able to garner comments in months, if not years, after the initial topic was posted. However, forums, in bulletin board form, would quickly become over run with duplicate comments, duplicate topics and irrelevant or spam responses. One of the developments that we would implement on the site would be the decentralization of forums into groups.

Basically, when a member would search the group section for something they are interested in, a group or groups would appear. The Groups main page would have linear “short –term” posts on the “Dashboard,” but would also have “Discussions,” which would be the decentralized forum section where “topics” could be posted and updated over time, just like a bulletin board functionality.

Photo Sharing

The major social networks and most of the more trafficked sites on the web, have functionality focused on image sharing. Our developers would upload our imaging sharing application which could become extremely popular with our members.

Tagging

A member would have the ability to “tag” images. Tagging involves using functionality to highlight an area of the picture that contains a person. When tagged, the person who has been tagged will be able to see that tag on their “@you” tab, creating further interaction.

If a person tagged within the images is not a member, then there is the option of emailing that person and inviting them to join the Koini Club to view the image they have been tagged in.

WE HOPE TO RECEIVE REVENUES FROM SEVERAL SOURCES

Advertising

We decided to not develop an advertising system because the time and cost to develop an advertising system were prohibitive. So, we solved our advertising problem by planning to use a third party platform offered by Shiny Ads, which would provide the functionality we would need.

Shiny Ads is an advertising technology company focused on helping online publishers maximize revenue from advertisers of all sizes. Shiny Ads’ Self-Serve Advertising platform would allow Koini to control the ad purchase process by directly offering an ad purchase system to advertisers. It would allow small and local (long-tail) advertisers to quickly and easily purchase advertising without the need of special knowledge of industry terminology, graphic designs or a large budget. Through the automated advertising management back-end process, payment would be reconciled, advertisements would be inserted into Koini’s ad server, advertisers’ campaigns would be monitored and Koini would have the option of being paid nightly. The look and feel of Shiny Ads would fit well within the site and would provide an excellent solution to having a professional ad system without the cost. Shiny Ads would receive 20% of all ad revenues for their service.

Internal Currency

Under the working title of “Koini Credits,” Koini Club introduced an internal currency for use around the site. This currency is not available on the site at the present time, since the site is not operational, but would be fully operational upon the launch of a new layout, if we ever develop it.

Koini Credits would become an integral part of the site and the competitions that would run on the site. Koini Credits would be weaved into all aspects of the site and make them the reward for good content. Actions such as completing a profile, uploading a profile picture, making referrals of new users and other functionality, such as games, would all be rewarded with Credits. We have looked at the award of each Credit based on a value in page views. By adopting this method, Koini knows that the award of a Credit would create a value which would maintain the real value that would be allocated to “Paid Credits.”

Koini Credits Offers

The success of Koini Credits would be based on the ability to “spend” Koini Credits on items that members really want. By creating a desire for Koini Credits, Koini would create the motivation to buy Koini Credits with cash.

Koini would achieve this in a number of ways; the first is through “Koini Credit Offers.” Advertisers will be able to create public pages to expose their brands to our members and they will also be able to make offers to encourage action by members. For example, an advertiser may offer a discount on its products for a certain amount of Koini Credits or may even purchase Koini Credits from Koini Club and offer those Credits to Koini members for taking an action.

Paid Competitions

Future competitions would require entry fees to be paid in Koini Credits, insuring that a certain amount of action has taken place (resulting in page views) for the member to enter the competition.

Competitions that rely on referrals to the Koini Club would be more skewed toward introducing active members. This would be done by awarding Credits for logging in by introduced members. For example, someone who introduces 30 people who are not active on the site in one month would get 30 points (1 point per user). Someone who introduces one member who logs on every day would get 31 points (1 point for introduction and 1 point per day for each log in). This way, the winners of referral competitions would be the most valuable introducers creating the most page views.

Credits Management

Within the Koini Credits system is the ability for the administrators to manually add or subtract Credits. This would allow Koini to award off-the-cuff competitions and to set up predefined actions. Predefined actions would be automated awards of Credits. For example, completing a profile and uploading a profile picture would get the user 100 Credits.

Various other parameters could be set and taken away as we test what we believe would be the best predefined actions that encourage more usage of the site. Administrators would also able to subtract Credits for attempted fraud on the systems such as multiple account creation, etc.

Virtual Goods

When Koini Credits are available on the site, we intend to develop a number of “Virtual Goods” that will be available for members to buy. We have been impressed with how other sites have sold popular virtual items. Icons such as virtual birthday cakes, virtual presents and other virtual icons are very popular on other sites.

Our idea is to create new functionality for the site that enhances the experience to such a degree that our members would be willing to pay for the functionality. If they do not buy Credits with physical currency, they would have to earn Credits by introducing new members or winning Credits in competitions that would require more page views (such as scavenger hunts).

Developers and Koini Credits

Koini plans to work on opening up an Application Program Interface (“API”) for developers to be able to interact with the site to develop applications that contribute to the interactive nature of the site. We had anticipated opening the API by September 2013, but due to our lack of funding we have not opened an API as of the current date.

Our introduction of the API would have allowed developers to “charge” for games and applications and receive Koini Credits as payment for the system. Koini also plans to develop a buy-back system of Koini Credits for developers only. This would encourage potential developers of interactive functionality for the site to create products that members will want to “buy,” thus allowing companies creating apps to make money from developing popular functionality on the site.

This aspect of Koini Credits would be further developed as Koini discovers how users and developers are using the added functionality. However, we know from our study of other sites that apps create a lot of interaction on the sites in which they appear and they also provide a lot of value for both the site itself and developers.

Competition Based Promotion

Background

Billions of dollars per year are spent by brands and businesses offering discounts and competitions to promote their businesses. The discount “coupon” based model has become very competitive with some major companies getting ready to enter this arena. Competition for the discount coupon market would become even more competitive once the very large Internet companies become involved.

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

Having reached a certain Alexa ranking level when the site was operational, inquiries had been coming into the site from advertisers (but most interestingly for the site’s development) from businesses wanting the site to host competitions for them. If the site becomes operational, we plan to select an advertiser in order for the site to launch the first trial of a competition based promotion platform.

Our Competition in the Social Networking Marketplace

Competition in the social networking marketplace is fierce and is dominated by Facebook. However, many users, especially of the younger age, do not feel any bond with the site. Koini plans to develop their site not just as a “utility,” but as an inspirational “Club” of like-minded people across the world. Koini believes the core principals of ease of use, privacy, fun and reward would allow the Koini Platforms to carve a niche in our chosen target market.

Due to our infancy as a business and our limited financial resources and access to technological expertise, we are a very small company compared to the major social networks and micro-blogging sites with which we would compete. Those networks have far greater financial capabilities, more members, greater access to press, more human resources and superior technological capabilities than us. However, in the midst of all of this competition, Koini Club had been able to attract over 150,000 members when operational and through our planned new platform, we would be able to deliver basic networking functions similar to that of many of the major networks. In our opinion, we have superior functionality to that of the micro-blogging sites.

Our games are not as complex as those offered by the major social networks or as “social,” which is a disadvantage that we intend to address in the future, if and when we have the financial resources to do so. However, we would differentiate our sites from those of our competitors by offering our Koini Club members the ability to compete against other members of Koini Club to win competitions for real prizes. Our competitors do not offer their members the ability to compete between their members. Of course, the major networks could use their vast financial resources and technological expertise to replicate Koini Club’s competition functionality, if they chose to do so, which would adversely impact our business.

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

Asset Acquisition

On April 22, 2014, Networking Partners, Inc. (“Company”) entered into a definitive Asset Purchase Agreement with Mr. Chad Steinhart (“Steinhart”), pursuant to which the Company would acquire certain assets from Mr. Steinhart. The closing of the asset acquisition is anticipated to occur prior to July 31, 2014.

The assets to be acquired include, among other things, a proprietary integration code for web development and software for voice over internet protocol (“VoIP”) integration. This works together to form a total solution resulting in an internet telephony service provider (“ITSP”) platform that allows hosted private branch exchange (“PBX”) in the cloud and other telecom features. This platform integrates several types of telecommunications carrier grade class 4 and class 5 soft-witches from an open source framework by Digium, Inc. to licensed software and equipment and infrastructure providers, Telinta, Inc. and PortaOne, Inc. This allows the convergence around a carrier grade billing platform including soft-switches as media applications for voice and video calls, conferencing, interactive voice response (“IVR”) applications and unified messaging applications integrated into one simple web portal. This integration is being purchased and allows the end using businesses that pay for service to have a robust PBX phone system including phone lines hooked to the Cloud. The integrations include the code, infrastructure and equipment allowing the soft-switches and web development to operate in a simple interface that uses the technology just mentioned and hosts the integration portal on the domains www.SonantTelecon.com and www.SonantTelecom.net. This Agreement includes all the code, web development integrations and an infrastructure to facilitate being an ITSP. It also includes all of Steinhart’s vendor relationships and the lists of businesses that have utilized the technology on a test basis or are currently using the technology on a trial basis and are willing to enter into formal agreements to continue using the technology which will generate monthly residual revenues to the owner.

The purchase consideration to be paid at the closing shall be the Company’s issuance of 625,000 shares of Series “A” Convertible Preferred Stock. Each share of Series “A” Convertible Preferred Stock shall have 100 votes per share and shall be convertible into 100 shares of the Company’s common stock; such conversion right shall be exercisable on or after the first anniversary of the closing of the asset acquisition.

Employees

As of December 31, 2013, we had one officer, Mr. Enzo Taddei, our Chief Executive Officer and sole Director. During 2012, our one officer and director devoted minimal time and effort to our business. There are no formal employment agreements between the Company and our employee.

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

We were incorporated in Nevada on November 2, 2010. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent, among other things, upon:

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting which could harm our business and any trading price of our stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently do not own any property. Our address for correspondence is 857 Sarno Road, Melbourne, Florida 32935. We pay no rent and do not have a written lease for this space. The value of the space is de minimis. Most of our current and future employees will either work from home offices or private offices for which we pay them no rental. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

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

As of July 11, 2014, we had 15,445,484 shares of common stock issued and outstanding.

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

Holders

As of December 31, 2013, the number of shareholders of record of our common stock was 22.

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

Transfer Agent

Our stock transfer agent is Nevada Agency and Trust Company, 50 W. Liberty Street, Suite 880, Reno, Nevada 89501.

Issuance of Unregistered Securities from Inception (November 2, 2010)

The Company had 15,445,484 issued and outstanding common stock shares as of December 31, 2013. Details of the issued and outstanding common stock shares at December 31, 2013, issued without registration under the Securities Act of 1933, as amended, since our incorporation on November 2, 2010, are presented below:

Description	Amount of Shares Issued and Outstanding

Stock issued to private offering subscribers	7,556,327
Stock issued for acquisition of assets	7,260,000
Stock issued for conversion of debt	629,157
Total common stock shares issued and outstanding	15,445,484

From November 2, 2010, to November 20, 2010, we received subscriptions for an aggregate of 7,556,327 restricted shares of our common stock from thirteen (13) investors who were not citizens or residents of the United States (including 500,000 shares to our Chief Financial Officer, Enzo Taddei) and one (1) U.S resident, our President, Pino G. Baldassarre. The consideration for such issuances was $0.001 per share, which is the par value of our common stock. Certificates for these 7,556,327 shares were actually issued on April 27, 2011, when the Company received payment in full for these 7,556,327 shares on April 27, 2011.

On December 21, 2010, we entered into a Websites Purchase Agreement with Anne’s Diary, Inc. pursuant to which we acquired our www.koini.com and www.koiniclub.com web sites in exchange for 7,260,000 shares of our common stock valued at $.50 per share. We issued the 7,260,000 shares to Anne’s Diary, Inc. on April 12, 2011.

On September 30, 2011 the Company issued 319,684 common restricted shares to Anne´s Diary, Inc. The shares were issued as a conversion of $79,921 of debt at $0.25 cents per share.

On September 30, 2011 the Company issued 249,473 common restricted shares to Hatton Wireless Limited (A United Kingdom based limited company). The shares were issued as a conversion of $74,841 of debt at $0.30 cents per share.

On November 17, 2011 the Company issued 60,000 common restricted shares to the owner of Hatton Wireless Limited (A United Kingdom based limited company). The shares were issued as a conversion of $15,000 of debt at $0.25 cents per share.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $3,950,760 at December 31, 2013. There was no revenue for the year ended December 31, 2013 and the Company had a working capital deficiency of $143,441 at December 31, 2013.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Management is actively pursuing, and has accelerated its efforts, to evaluate emerging technologies and acquire complimentary operational assets in emerging markets, with a primary focus on technology and technology delivery, marketing and marketing solutions, on which to base the Company’s future business activities. Management is seeking to acquire assets and technology with high potential for immediate growth which will generate revenue and have complimentary and synergistic business models to further the Company’s Plan of Operations, in exchange for the Company’s securities.

The following table provides selected financial data about our company for the period from November 2, 2010 (inception) through December 31, 2013. For detailed financial information, see the financial statements included elsewhere in this Annual Report.

Balance Sheet Data:	December 31, 2013

Cash	$-
Total assets	$-
Total liabilities	$143,441
Shareholders’ deficit	$(143,441)

Plan of Development Stage Activities and Anticipated Milestones to Implement our Business Operations

Management is actively pursuing, and has accelerated its efforts, to evaluate emerging technologies and acquire complimentary operational assets in emerging markets, with a primary focus on technology and technology delivery, marketing and marketing solutions, on which to base the Company’s future business activities. Management is seeking to acquire assets and technology with high potential for immediate growth which will generate revenue and have complimentary and synergistic business models to further the Company’s Plan of Operations, in exchange for the Company’s securities. Our working capital requirements are approximations subject to adjustment based on costs and needs. If we begin to generate profits, we will increase our marketing and sales activity, accordingly.

We cannot guarantee when or if we will have revenue. Management will be responsible for the preparation of the required documents to keep the costs associated with operating as a public company to a minimum.

We plan to complete the milestones below if funding is raised:

1.	Complete the redesign of the site.
2.	The functionality to make groups “public,” i.e., searchable.
3.	Dynamic profile view.
4.	Enhanced gadgets.
5.	Complete “Open Registration” filters.
6.	Complete the implementation of text and video chat.
7.	Complete Public Pages and Sponsored Competitions.
8.	Complete the implementation of Shiny Ads platform.
9.	Complete the implementation of the Koini Credits system.
10.	Completion of the mobile platform.
11.	Development of Application Programming Interface (API).
12.	Sales operation for sponsored competitions.
13.	Development of the Koini Club i-Phone Application.
14.	Evaluation of mobile application launch.
15.	12 month evaluation.

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

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other long lived assets in accordance with section 360-10 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values.

Stock-Based Compensation - The Company has accounted for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees”.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and, while it believes that none of such pronouncements shall have a detrimental or materially negative effect on the Company’s Plan of Operations, Financial Reporting and or Controls, the Company has no control of or over such pronouncements and as such, any and all future pronouncements may represent a Risk Factor which the Company has no control over, which may have a material effect on the Company future operations, financial stability and controls.

As of the date herein, the Company has evaluated the most recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statements.

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

Results of Operations from November 2, 2010 (inception) to December 31, 2013

Revenue

Our revenues since our inception on November 2, 2010 through December 31, 2013 consisted of $1,812 of Koini credits (member purchases) during 2011.

Operating and Other Expenses

Operating expenses consist primarily of professional fees, general and administrative expenses and Impairment of Web Sites.

General and Administrative Expenses - General and administrative expenses since our inception on November 2, 2010 through December 31, 2013 amounted to $105,347 and consisted primarily of competition fees, consulting expenses, salaries, computer server maintenance fees, transfer agent fees, Edgarizing and filing fees.

Impairment of Web Sites - Impairment of web sites since our inception on November 2, 2010 through December 31, 2013 amounted to $3,731,183 as an impairment charge relating to our web sites was recorded in 2012.

Professional Fees - Professional fees since our inception on November 2, 2010 through December 31, 2013 amounted to $103,539 and consisted of accounting and audit fees, legal fees and technology consultants.

Net Loss

Our net loss since our inception on November 2, 2010 through December 31, 2013 amounted to $3,950,760 and consisted primarily of nominal revenue of $1,812 offset by cost of sales of $239, general and administrative expenses of $105,347, impairment of web sites of $3,731,183 and professional services of $103,539.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, we had no cash at December 31, 2013.

Net cash used in operating activities since our inception on November 2, 2010 through December 31, 2013 was $137,257 and was due primarily to payables related to continuing operations.

The aggregate net cash used in investing activities since our inception on November 2, 2010 through December 31, 2013 was $101,183 related to costs associated with the development of our websites which was written off in 2012.

Net cash provided by financing activities since our inception on November 2, 2010 through December 31, 2013 was $238,440 and consisted primarily of debt financing.

As of the date of this Annual Report, we have generated only nominal income from our business operations in 2011.

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short-term debt. As of December 31, 2013, we had no cash.

Contractual Obligations

Not applicable.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and supplementary data may be found beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously reported in Amendment No. 1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2014, the Public Company Accounting Oversight Board (“PCAOB”) issued an order on February 13, 2014, that revoked the PCAOB registration of Labrozzi & Co., P.A. (“Labrozzi”), the prior independent registered public accounting firm for the Company, so that Labrozzi can no longer serve as the Certifying Accountant for any publicly held company. As a result of that revocation, the Company can no longer include the audit and consent of Labrozzi in our future filings and other reports with the Securities and Exchange Commission. In light of the foregoing actions by the PCAOB, Labrozzi resigned as the Company’s independent registered public accounting firm, effective February 25, 2014.

Effective March 26, 2014, the Company engaged Salberg & Company, P.A. as our independent registered public accounting firm to audit our financial statements. Such engagement was approved by the Company’s Board of Directors. The Company does not have an audit committee.

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

As of December 31, 2013, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act by our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Our disclosure controls were not effective due to material weaknesses in internal controls over financial reporting as discussed below.

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

Our management used the framework set forth in the report entitled, “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 31, 2013 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2013, our management had identified the following material weaknesses which still exist through the date of this report:

As of December 31, 2013 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, we have identified a material weakness relating to our lack of expertise in accounting for equity based transactions.

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

Notwithstanding the existence of these material weaknesses in internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our consolidated balance sheets at December 31, 2013 and 2012 and our consolidated statements of operations, stockholders’ deficit and cash flows for the each of the two years ended December 31, 2013 and 2012 in conformity with GAAP.

No Attestation Report by Independent Registered Accountant

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to our exemption from such requirement as a smaller reporting Company.

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

Effective November 12, 2012, the Board of Directors appointed Mr. Enzo Taddei as the Company’s Chief Executive Officer and sole Director, Mrs. Sara Buzze Stockdale resigned from her positions as President, Chief Executive Officer and a Director of the Company and Mr. Jorge Sariego Sanchez resigned from his positions as Chief Technology Officer and a Director of the Company.

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

The name, age and positions of our officer and sole director on December 31, 2013 are set forth below:

Name	Age	First Year as Director	Position

Enzo Taddei	41	2010	Chief Executive Officer and Director

The person named above was elected to hold his offices until the next annual meeting of our stockholders.

Enzo Taddei

Mr. Taddei had been our Chief Financial Officer and a member of our Board of Directors from November 2, 2010 until his resignation from his positions as Chief Financial Officer and a Director of the Company, effective December 8, 2011. Effective November 12, 2012, the Board of Directors appointed Mr. Taddei as the Company’s Chief Executive Officer and sole Director. From May 2009 until April 2011, Mr. Taddei has served as Chief Executive Officer and Chief Financial Officer of E3B Consulting (a firm engaged in accounting). From March 2007 until May 2009, Mr. Taddei served as Chief Financial Officer of Dolphin Digital Media (a company engaged in social networking). From August 2006 until March 2007, Mr. Taddei served as Chief Financial Officer of Plays on the Net PLC (an E Commerce firm). From July 1999 until August 2006, Mr. Taddei served as Chief Executive Officer and Chief Financial Officer of Adesso Res Asesores (an accounting firm). In addition to being an accountant and tax consultant by profession, Mr. Taddei is proficient in three languages: English, Spanish and Italian. He obtained a Degree in Economics from the University of Malaga (Spain) and also a Bachelor in Business Administration (BBA) from the University of Wales. He also holds a Masters Degree in Spanish and International Taxation granted to him by the University of Malaga (Spain).

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

Committees of the Board of Directors

We presently do not have an audit committee, nominating committee, compensation committee, or other committee or committees performing similar functions, as our management believes it is premature at this early stage of our management and business development to form an audit, compensation or other committees.

Absence of Independent Directors

We do not have any independent directors and are unlikely to be able to recruit and retain any independent directors due to our small size and limited financial resources.

Audit Committee Financial Expert

Although we have not established an Audit Committee, the functions of the Audit Committee are currently carried out by our Board of Directors.

Directorships

As of December 31, 2013, the only Director of the Company or person nominated or chosen to become a Director who held any other directorship in any company with a class of securities registered pursuant to Section 12 of the 1934 Act or subject to the requirements of Section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940, was Enzo Taddei, who is a Director of Global Equity International, Inc.

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

Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal years ended December 31, 2011, 2012 and 2013, except that Sara Stockdale did not file a Form 3 when she was appointed to the office of President and became a member of our Board of Directors effective October 13, 2011, and did not file a Form 4 to reflect her resignation from her directorship and offices with the Company or the sale of her equity position in the Company to Enzo Taddei on January 27, 2012. Enzo Taddei did not file a Form 3 when he was originally elected as a Director and appointed as an officer of the Company or Form 4 when he resigned his directorships and offices on December 8, 2011, and Mr. Taddei filed his Form 3 late on March 28, 2014, to reflect his acquisition of Ms. Stockdale’s equity position in the Company on January 27, 2012. Our current officers and directors are in compliance with Section 16(a) as of the date of this Form 10-K.

Item 11. Executive Compensation.

The following table sets forth the aggregate compensation paid by the Company to our executive officers and directors of the Company for services rendered during the periods indicated. We did not compensate our officers during 2012 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Enzo Taddei (2)
Chief Executive Officer,
Chief Financial Officer,	2012	$-	$-	$-	$-	$-
President and Director	2013	$-	$-	$-	$-	$-

Sara B. Stockdale (3)
Chief Executive Officer,	2012	$-	$-	$-	$-	$-
President and Director	2013	$-	$-	$-	$-	$-

Jorge Sariego Sanchez (4)	2012	$-	$-	$-	$-	$-
Chief Technical Technical Officer	2013	$-	$-	$-	$-	$-

(1)	None of the persons named in the above table received any compensation from the Company (accrued or otherwise) from November 2, 2010 (inception) through December 31, 2013.

(2)	Enzo Taddei had been our Chief Financial Officer and a member of our Board of Directors from November 2, 2010 until his resignation from his positions as Chief Financial Officer and a Director of the Company, effective December 8, 2011. On November 12, 2012, the Board of Directors 1) appointed Mr. Enzo Taddei as the Company’s Interim CEO and sole director; 2) agreed to accept Mrs. Sara Buzze Stockdale’s resignation as President, CEO and director of the Company and 3) agreed to accept Mr. Jorge Sariego Sanchez’s resignation as CTO and director of the Company.

(3)	The Company’s Board of Directors appointed Sara B. Stockdale as the Company’s President and as a member of the Board of Directors, effective October 13, 2011. On November 12, 2012, the Board of Directors 1) appointed Mr. Enzo Taddei as the Company’s Interim CEO and sole director; 2) agreed to accept Mrs. Sara Buzze Stockdale’s resignation as President, CEO and director of the Company and 3) agreed to accept Mr. Jorge Sariego Sanchez’s resignation as CTO and director of the Company

(4)	Mr. Sariego began working for the Company on April 15, 2011, when he was elected to our Board of Directors and appointed to the office of Chief Technical Officer. On November 12, 2012, the Board of Directors 1) appointed Mr. Enzo Taddei as the Company’s Interim CEO and sole director; 2) agreed to accept Mrs. Sara Buzze Stockdale’s resignation as President, CEO and director of the Company and 3) agreed to accept Mr. Jorge Sariego Sanchez’s resignation as CTO and director of the Company.

Employment Contracts and Arrangements

As of December 31, 2013, we had one officer, Enzo Taddei, our Chief Executive Officer and sole Director. As of December 31, 2013, our officer and sole Director was devoting minimal time and effort to our business. There are no formal employment agreements between the Company and our employee. See Item 9.B. for changes to our Board of Directors and management team. As of December 31, 2013, we did not have an employment agreement with any officer or employee. We do not contemplate entering into any employment agreements until such time as we begin to attain profitable operations. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers and key employees.

Director Compensation

Our sole Director does not receive any compensation for serving as a member of our Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2013 (unchanged as of the filing date of this Form 10-K), information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock. The following table also sets forth, as of December 31, 2013 the beneficial ownership of our common stock by all executive officers and directors, individually and as a group. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares, except for Anne’s Diary, Inc. over whose shares Sara Buzze Stockdale, the Chief Executive Officer as of December 31, 2013, had sole voting and investment power over such shares.

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

Name and Address of Beneficial Owner	Number of Shares (1)	Percentage of Ownership (1)

Enzo Taddei (2 & 3) 857 Sarno Road Melbourne, FL 32935	500,000	3.24%

Omron Holdings Plc. (4) Avenida Marqués del Duero 67 Edificio Bahía 2A 29670 San Pedro de Alcántara Malaga, Spain	7,579,684	49.07%

All officers and directors as a group (5) (one person)	8,079,684	52.31%

(1)	The numbers and percentages set forth in these columns are based on 15,445,484 shares of common stock outstanding as of December 31, 2013. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling security holder has sole or shared voting power or investment power and also any shares, which the selling security holder has the right to acquire within 60 days.

(2)	This person is a founder of our Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct stock holdings. It is our Company’s policy not to publicly disclose the personal residence addresses of our employees, so the addresses above refer to our principal executive offices.

(3)	As of December 31, 2013, there is one officer, Mr. Enzo Taddei, our Chief Executive Officer and sole Director.

(4)	Mr. Enzo Taddei is the beneficial owner of Omron Holdings Plc.’s shares.

Future Sales by Existing Stockholders

A total of 15,445,484 shares of common stock are held by our present shareholders, all of which are “restricted securities,” as defined in Rule 144 promulgated under the Securities Act of 1933.

Rule 144 is not currently available for the resale of our restricted securities and will not be available until such time as the Company is in compliance with the provisions of Rule 144(i)(2) of the Securities Act of 1933, as amended.

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

Convertible Note

On April 14, 2011, we issued a $50,000 Convertible Note to our then President, Pino G. Baldassarre. The note bears interest at the rate of 10% per annum and is due and payable on or before October 14, 2011. Mr. Baldassarre has made advances on behalf of the Company in the amount of approximately $3,500 since our inception and had verbally committed to advance an additional $46,500 on a non-binding basis to fund operations over the next few months. The note was convertible into shares of our Common Stock at a conversion rate of $0.10 per share. The note holder could have converted the principal and accrued interest on the note into shares of our Common Stock beginning July 14, 2011. During 2011, the note holder provided the Company with a letter stating that he had terminated the Note and the outstanding balance due him was to be treated as a non-interest bearing advance payable that was subsequently transferred to Mr. Enzo Taddei, our Chief Executive Officer. The financial statements present the outstanding payable balance as $3,119 and $3,155 at December 31, 2013 and 2012 respectively, titled as “Due to Officer.”

See also “Certain Relationships and Related Transactions.”

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

Warrants and Options

We have no outstanding warrants or options to acquire our stock.

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

Item 14. Principal Accounting Fees and Services.

Independent Public Accountants

Our audited financial statement for the period November 2, 2010 (inception) to the year ended December 31 2013, included in this Form 10-K filing have been audited by Salberg & Company, P.A. We include the financial statements in reliance on their report, given upon their authority as experts in accounting and auditing.

The following table presents fees for professional audit services performed by Salberg & Company, P.A. for the audit of our annual financial statements for our fiscal years ended December 31, 2013 and 2012, and fees billed for other services rendered during such years.

	2013*	2012*

Audit Fees:	$6,500	$6,500
Audit-Related Fees:	—	—

Total:	$6,500	$6,500

* As previously reported in Amendment No. 1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2014, the Public Company Accounting Oversight Board (“PCAOB”) issued an order on February 13, 2014, that revoked the PCAOB registration of Labrozzi & Co., P.A. (“Labrozzi”), the prior independent registered public accounting firm for the Company, so that Labrozzi can no longer serve as the Certifying Accountant for any publicly held company. As a result of that revocation, the Company can no longer include the audit and consent of Labrozzi in our future filings and other reports with the Securities and Exchange Commission. In light of the foregoing actions by the PCAOB, Labrozzi resigned as the Company’s independent registered public accounting firm, effective February 25, 2014. From inception, the Company paid Labrozzi approximately $25,000. The above costs relate to the fees charged by our new independent registered public accounting firm to re-audit our prior year 2012 financial statements.

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

Our board of directors serves as our audit committee. It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2013 and 2012, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

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

During the 2013 and 2012 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

PART IV

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

NETWORKING PARTNERS INC.

Date: July 14, 2014	By:	/s/ Enzo Taddei
Enzo Taddei
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Enzo Taddei	Chief Executive Officer, Principal Executive Officer	July 11, 2014
Enzo Taddei	Principal Financial and Accounting Officer, Director

NETWORKING PARTNERS INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012 and for the Period November 2, 2010 (inception) through December 31, 2013	F-4

Consolidated Statement of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2013 and 2012 and for the Period November 2, 2010 (inception) through December 31, 2013	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and for the Period November 2, 2010 (inception) through December 31, 2013	F-6

Notes to Consolidated Financial Statements – December 31, 2013 and 2012	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors of:

Networking Partners, Inc.

857 Sarno Road

Melbourne, FL 32935

We have audited the accompanying consolidated balance sheets of Networking Partners, Inc. and Subsidiary (a development stage company) at December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2013 and for the period from November 2, 2010 (Inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Networking Partners, Inc. and Subsidiary (a development stage company) at December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 and for the period from November 2, 2010 (Inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13, the 2012 consolidated financial statements, as originally audited by another auditor, have been restated to correct misstatements.

The accompanying financial consolidated statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is in the development stage, has no revenues in 2013 and 2012 and has a net loss and net cash used in operating activities in 2013 of $57,395 and $41,425 respectively, and has a working capital deficit, stockholders’ deficit and deficit accumulated during development stage of $143,441, $143,441 and $3,950,760, respectively, at December 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A

SALBERG & COMPANY, P.A.
Boca Raton, Florida
July 14, 2014

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2013	2012
		(As Restated)
ASSETS

Current Assets
Due from related-party	$-	$5,300

Total Current Assets	-	5,300

Total Assets	$-	$5,300

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$55,089	$43,118
Due to related-party	3,119	3,155
Advances payable	36,160	-
Notes payable	40,000	40,000
Accrued interest	9,073	5,073

Total Liabilities	143,441	91,346

Commitments and Contingencies (See Note 10)

Stockholders’ Deficit
Common stock: 95,000,000 shares authorized; $0.001 par value, 15,445,484 shares issued and outstanding at December 31, 2013 and 2012, respectively	15,445	15,445
Preferred stock: 5,000,000 shares authorized; $0.001 par value, no shares issued and outstanding at December 31, 2013 and 2012, respectively	-	-
Additional paid In capital	3,791,874	3,791,874
Deficit accumulated during the development stage	(3,950,760)	(3,893,365)

Total Stockholders’ Deficit	(143,441)	(86,046)

Total Liabilities and Stockholders’ Deficit	$-	$5,300

See accompanying notes to the consolidated financial statements.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

			For the Period
			from
			November 2, 2010
	For the Year Ended		(inception)
	December 31,		through
	2013	2012	December 31, 2013
		(As Restated)
Revenues	$-	$-	$1,812

Cost of Sales	-	-	239

Gross Profit	-	-	1,573

Operating Expenses
General and Administrative	35,000	-	105,347
Impairment of Web Sites	-	3,731,183	3,731,183
Professional Services	18,395	13,848	103,539

Total Operating Expenses	53,395	3,745,031	3,940,069

Other Expenses
Interest Expense	(4,000)	(4,000)	(12,264)

Total Other Expenses	(4,000)	(4,000)	(12,264)

Net Loss	$(57,395)	$(3,749,031)	$(3,950,760)

Basic and Diluted Loss per Share	$(0.00)	$(0.24)	$(0.26)

Basic and Diluted Weighted Average Number of Shares Outstanding	15,445,484	15,445,484	14,940,848

See accompanying notes to the consolidated financial statements.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2013 and 2012 and for the Period from November 2, 2010 (inception) to December 31, 2013

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance at inception November 2, 2010	-	$-	$-	$-	$-

Common stock subscribed	7,556,327	7,556	-	-	7,556

Net loss for the period from November 2, 2010 (inception) through December 31, 2010	-	-	-	(3,500)	(3,500)

Balance December 31, 2010	7,556,327	7,556	-	(3,500)	4,056

Common stock issued for asset acquisition	7,260,000	7,260	3,622,740	-	3,630,000

Common stock issued for debt conversions (As Restated)	629,157	629	169,134	-	169,763

Net loss for the year ended December 31, 2011 (As Restated)	-	-	-	(140,834)	(140,834)

Balance December 31, 2011 (As Restated)	15,445,484	15,445	3,791,874	(144,334)	3,662,985

Net loss for the year ended December 31, 2012 (As Restated)	-	-	-	(3,749,031)	(3,749,031)

Balance December 31, 2012 (As Restated)	15,445,484	15,445	3,791,874	(3,893,365)	(86,046)

Net loss for the year ended December 31, 2013	-	-	-	(57,395)	(57,395)

Balance December 31, 2013	15,445,484	$15,445	$3,791,874	$(3,950,760)	$(143,441)

See accompanying notes to the consolidated financial statements.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			For the Period
			from
			November 2, 2010
	For the Year Ended		(inception)
	December 31,		through
	2013	2012	December 31, 2013
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,395)	$(3,749,031)	$(3,950,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Intangible asset impairment	-	3,731,183	3,731,183
Changes in operating assets and operating liabilities:
Accounts payable	11,970	13,848	70,089
Accrued interest	4,000	4,000	12,231
Net Cash Used In Operating Activities	(41,425)	-	(137,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible asset - Koiniclub.com (Beta v2)	-	-	(101,183)
Net Cash Used In Investing Activities	-	-	(101,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions	-	-	7,556
Proceeds from advances payable	36,160	-	36,160
Proceeds from related parties	5,265	-	3,119
Proceeds from notes payable	-	-	191,605
Net Cash Provided By Financing Activities	41,425	-	238,440

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$3,190
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in asset acquisition	$-	$-	$3,630,000
Common stock issued upon conversion of notes payable and accrued interest	$-	$-	$154,763
Common stock issued upon conversion of accounts payable	$-	$-	$15,000

See accompanying notes to the consolidated financial statements.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS

Networking Partners, Inc. (the “Company”) was organized under the laws of the State of Nevada on November 2, 2010. The Company´s business is based on developing tools and technology in connection with the acquisition of the same, and partnering with compatible businesses for in-house developed projects aimed at developing networking systems.

On November 5, 2010, the Company created a wholly owned foreign subsidiary named Koini, Inc, (KOINI) a Canadian corporation located on Prince Edward Island, Canada. Koini was setup as a special purpose company to manage and continually develop koini.com and koiniclub.com, two fully functional social networking web-sites purchased from a third party on December 21, 2010. The websites were purchased by the Company to have Koini run and manage. Koini.com and “koiniclub.com’s” target market was to be young people between the ages of 7 and 13. The functionality of the websites was to be comparable to the combination of Facebook, Twitter and Myspace’s networking applications. The websites’ customizable profiles and pages provided a Myspace feel and the functionality of its ‘Friending’ and “Groups” provided a Facebook feel.

On August 20, 2011 the board of directors decided to change the legal name of Koini Inc (Canada) to Networking Partners Canada Inc.

During 2012, management impaired the cost of the websites due to the inability of raising capital and the lack of revenue. The Company ceased operations in the Canadian subsidiary named Koini, Inc, in 2013. (See Note 6)

Management has been actively pursuing, and has accelerated its efforts, to evaluate emerging technologies and acquire complimentary operational assets in emerging markets, with a primary focus on technology and technology delivery, marketing and marketing solutions, on which to base the Company’s future business activities. Management is seeking to acquire assets and technology with high potential for immediate growth which will generate revenue and have complimentary and synergistic business models to further the Company’s Plan of Operations, in exchange for the Company’s securities. The Company has not realized any revenues as of yet from its plan of operations.

NOTE 2 - BASIS OF PRESENTATION

The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. As such, the Company is presented as in the development stage from November 2, 2010 through December 31, 2013. During the development stage the Company was primarily engaged in the development of social media platforms. The initial focus of the Company’s research and development efforts was the generation of products and services for web-sites geared toward the children’s market. The production and marketing of the Company’s web-sites and its ongoing research and development activities will be subject to extensive review by the Company’s management and Board of Directors. The Company’s success will depend in part on its ability to generate advertising sales. There can be no assurance of the Company’s successful efforts. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s financial needs.

There was no revenue for the years ended December 31, 2013 and 2012. The accompanying consolidated financial statements for the years ended December 31, 2013 and 2012 have been prepared assuming the Company will continue as a going concern. (See Note 3)

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $3,950,760 at December 31, 2013. In 2013 the Company had a net loss and cash used in operations of $57,395 and $41,425, respectively and there was no revenue for the years ended December 31, 2013 and 2012. The Company had a working capital deficiency of $143,441 at December 31, 2013.

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

During the fiscal year 2014, management intends to raise additional debt and/or equity financing to fund future operations and to acquire assets and technology with high potential for immediate growth which will generate revenue and provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s financial needs.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Networking Partners, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management’s Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompany consolidated financial statements include the valuation of intangible assets, valuation of equity based instruments issued for other than cash and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other long-lived assets in accordance with section 360-10 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. During the year ended December 31, 2012, the Company identified and recorded impairment charges in connection with its assessment of its intangible assets, consisting of web sites. The Company recognized an impairment charge of $3,731,183, the initially recorded value of the web sites. The asset impairment charge was primarily due to no future revenue projections associated with its websites based upon 2012’s full year results which produced no revenue from the web sites.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Taxes - The Company accounts for income taxes under Section 740 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted provisions of ASC 740, Sections 25 through 60, “Accounting for Uncertainty in Income Taxes.” These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits. During the years ended December 31, 2013 and 2012 no adjustments were recognized for uncertain tax benefits. The years ended 2010 through 2013 is subject to examination by the United States Internal Revenue Service.

Stock-Based Compensation - The Company has accounted for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees”.

Net Income per Common Share - Net loss per common share is computed pursuant to section 260-10 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2013.

Fair Value for Financial Assets and Financial Liabilities - We measure our financial assets and liabilities in accordance with United States generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, accounts payable and accrued and other liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable, also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company follows 825-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally observable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis,

consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2013.

Segment Reporting - In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,“Disclosures about Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2013.

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after December 31, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 5 - DUE FROM RELATED PARTY

The amount due from related party, who was a principal stockholder, consisted of the following at December 31,

	2013	2012

Anne’s Diary Inc.	$-	$5,300

As of December 31, 2012, the Company held a receivable from a Canadian entity, Anne’s Diary Inc., in the amount of $5,300 in relation to the purchase of the social networking websites. During 2013, this receivable was assigned by Anne’s Diary to Enzo Taddei, the Company’s sole officer and director, and is netted in the Due to Officer amount of $3,119 as presented in the Company’s financial statements for the year ended December 31, 2013. (See Note 8)

NOTE 6 - INTANGIBLE ASSET

On December 21, 2010, the Company acquired two web-sites, koini.com and koiniclub.com, from a Canadian entity, Anne’s Diary Inc., via a stock subscription agreement. The agreement stated that the Company must amend its Articles of Incorporation to increase authorized common stock to enable the distribution of the appropriate amount of shares to Anne’s Diary Inc., in an amount equal 49% of issued and outstanding, immediately following the approved Certificate of Amendment in the State of Nevada, no later than 180 days of the transaction. On April 12, 2011, the Company issued 7,260,000 common shares to Anne´s Diary, Inc consummating the purchase of the social networking websites as per agreement.

The websites were valued at $3,630,000 using various methods including adherence to Emerging Issues Task Force 002 (EITF-002), the market value approach, and the income approach utilizing a capitalization rate calculated from the Ibbotson’s build-up method applied to projected future cash flows. The participants also considered FAS 157’s definition of fair value which is the amount at which the asset could be bought or sold in a current transaction between willing parties, or transferred to an equivalent party.

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

During the year ended December 31, 2012, the Company identified and recorded impairment charges in connection with its assessment of its intangible assets, consisting of web sites. The Company recognized an impairment charge of $3,731,183, the initially recorded value of the web sites along with $101,183 of additional capitalized costs recorded in 2011. The asset impairment charge was primarily due to no future revenue projections associated with its websites based upon 2012’s full year results which produced no revenue from the web sites.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 7- INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there is no provision for current or deferred federal or state income taxes for the years ended December 31, 2013 and 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The company has incurred aggregate net operating losses of approximately $3,950,760 for income tax purposes as of December 31, 2013. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting in 2030 through 2033. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted. Utilization of tax net operating loss carry forwards may be limited in the event of certain owner shifts in accordance with IRC Section 382.

The Company’s income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 34% to loss before income taxes as follows:

	2013	2012
U.S. “expected” income tax	$(19,514)	$(1,274,671)
State income tax	(3,294)	(215,164)
Non-deductible compensation	-	-
Non-deductible impairment expense	-	-
Change in valuation allowance	22,808	1,489,835
Total provision for income taxes	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$1,568,451	$1,545,643
Total gross deferred tax assets	1,568,451	1,545,643
Less valuation allowance	(1,568,451)	(1,545,643)
Net deferred tax assets	$-	$-

The valuation allowance at December 31, 2013 was $1,568,451. The increase during 2013 was $22,808.

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2013, tax years 2013, 2012, 2011 and 2010 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 8 – DEBT

Due to related party - consisted of the following at December 31,

	2013	2012

Due to officer	$3,119	$3,155

Due to related party represents non-interest bearing advances to the Company from our former President, Pino G. Baldassarre during 2011. During 2013, this liability was assigned by the former president to Enzo Taddei, the Company’s sole officer and director.

Advances payable - consisted of the following at December 31,

	2013	2012

Advances payable	$36,160	$-

Advances payable represents non-interest bearing advances to the Company during 2013, from a non-affiliated third party individual, utilized for payments to service providers.

Notes Payable and Accrued interest - consisted of the following at December 31,

	2013	2012

Notes payable	$40,000	$40,000

Accrued interest	$9,073	$5,073

During September and October of 2011 the Company executed Promissory Notes with three unaffiliated individuals for an aggregate amount of $40,000 loaned to the Company for working capital purposes. Each Promissory Note bears interest at the rate of 10% and has a term of eighteen months. To date, the three note holders have verbally agreed to renew and extend the Promissory Notes each month until the Company has the available funds to repay the principal and interest, A $5,000 note was issued September 1, 2011 and was initially due February 28, 2013; a $15,000 note was issued September 1, 2011 and was initially due March 18, 2013; and a $20,000 note was issued October 11, 2011 and was initially due April 10, 2013. The Promissory Notes are presented on the Company’s financial statements in the amount of $40,000. Accrued interest relating to the Notes was $9,073 and $5,073 for the years ended December 31, 2013 and 2012, respectively.

The Company received various advances and issued promissory notes in 2011 that were converted to equity. See Note 9 for a detailed discussion on debt conversions to equity.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 9 - STOCKHOLDERS DEFICIT

A) Common Stock

The company’s amended Articles of Incorporation authorize the issuance of 95,000,000 common shares at $0.001 par value per share.

Unregistered Sales and Issuance of Equity Securities

The Company had 15,445,484 issued and outstanding common stock shares as of December 31, 2013 and 2012. No shares of common stock were issued during fiscal 2013 or 2012. Details of the issued and outstanding common stock shares issued in 2010 and 2011, are presented below:

Description	Amount of Shares Issued and Outstanding

Stock issued to private offering subscribers	7,556,327
Stock issued for acquisition of assets	7,260,000
Stock issued for conversion of debt	629,157
Total common stock shares issued and outstanding	15,445,484

From November 2, 2010, to November 20, 2010, we received subscriptions for an aggregate of 7,556,327 restricted shares of our common stock from thirteen (13) investors who were not citizens or residents of the United States (including 500,000 shares to our Chief Financial Officer, Enzo Taddei) and one (1) U.S resident, our former President, Pino G. Baldassarre. The consideration for such issuances was $0.001 per share or $7,556, which is the par value of our common stock. Certificates for these 7,556,327 shares were actually issued on April 27, 2011, when the Company received payment in full for these 7,556,327 shares on April 27, 2011.

On December 21, 2010, we entered into a Websites Purchase Agreement with Anne’s Diary, Inc., pursuant to which we acquired our www.koini.com and www.koiniclub.com web sites in exchange for 7,260,000 shares of our common stock valued at $0.50 per share based on the factors discussed above in Note 6. We issued the 7,260,000 shares to Anne’s Diary, Inc. on April 12, 2011. (See Note 6)

During 2011 the Company received advances totaling of $79,921 from Anne´s Diary, Inc. On September 30, 2011 the Company issued 319,684 common restricted shares to Anne´s Diary, Inc as a conversion of $79,921 of debt valued at $0.25 per share. The original convertible promissory note was convertible at $0.05. There was no beneficial conversion feature values associated with the note modification at the note dates as the conversion price was greater than the fair market value of the stock as evidenced by prior cash sales of common stock. However, with the changing of the conversion rate, this modification qualified as a debt extinguishment in accordance with ASC 470-50-40. There was no beneficial conversion feature values associated with the note modification at the note dates as the conversion price was greater than the fair market value of the stock as evidenced by prior cash sales of common stock and shares issued for the value of services in the following month. Furthermore, there was no gain or losses on the extinguishment.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 9 - STOCKHOLDERS DEFICIT (continued)

On September 30, 2011, the Company issued 249,473 common restricted shares to Hatton Wireless Limited (A United Kingdom based limited company). The shares were issued as a conversion of $74,841 of debt valued at $0.30 per share. The debt obligation initially arose from a working capital loan of up to $200,000. This loan was subsequently modified in May 2011 into a convertible promissory note convertible at $0.30 or if lower, the lesser of 60% of the then market value of the common stock. The Company evaluated ASC 815 “Derivatives and Hedging” and determined that the conversion features do not cause bifurcation and treatment of the embedded conversion option as a derivative liability as the shares were not readily convertible to cash, since the shares do not trade on the public markets. However, the modification qualified as a debt extinguishment in accordance with ASC 470-50-40. There was no beneficial conversion feature values associated with the note modification at the note dates as the conversion price was greater than the fair market value of the stock as evidenced by prior cash sales of common stock and shares issued for the value of services in the following month. Furthermore, there was no gain or losses on the extinguishment.

On November 17, 2011, the Company issued 60,000 common restricted shares to the owner of Hatton Wireless Limited (A United Kingdom based limited company). The shares were issued as a conversion of $15,000 of debt valued at $0.25 per share based on the valuation of the services provided.

B) Preferred Stock

The company’s Articles of Incorporation authorize the issuance of 5,000,000 preferred shares at $0.001 par value per share. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

No preferred shares have been issued since inception through December 31, 2013 (See Note 12).

NOTE 10 – COMMITMENTS AND CONTINGIENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 11 – RELATED PARTY TRANSACTIONS

Since inception, the Company has conducted transactions with officers. See Note 8 for details of these transactions.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 12 - SUBSEQUENT EVENTS

On April 22, 2014, Networking Partners, Inc. (“Company”) entered into a definitive Asset Purchase Agreement with Mr. Chad Steinhart (“Steinhart”), pursuant to which the Company would acquire certain assets from Mr. Steinhart. The closing of the asset acquisition is anticipated to occur prior to July 31, 2014.

The assets to be acquired include, among other things, a proprietary integration code for web development and software for voice over internet protocol (“VoIP”) integration. This works together to form a total solution resulting in an internet telephony service provider (“ITSP”) platform that allows hosted private branch exchange (“PBX”) in the cloud and other telecom features. This platform integrates several types of telecommunications carrier grade class 4 and class 5 soft-witches from an open source framework by Digium, Inc. to licensed software and equipment and infrastructure providers, Telinta, Inc. and PortaOne, Inc. This allows the convergence around a carrier grade billing platform including soft-switches as media applications for voice and video calls, conferencing, interactive voice response (“IVR”) applications and unified messaging applications integrated into one simple web portal. This integration is being purchased and allows the end using businesses that pay for service to have a robust PBX phone system including phone lines hooked to the Cloud. The integrations include the code, infrastructure and equipment allowing the soft-switches and web development to operate in a simple interface that uses the technology just mentioned and hosts the integration portal on the domains www.SonantTelecon.com and www.SonantTelecom.net. This Agreement includes all the code, web development integrations and an infrastructure to facilitate being an ITSP. It also includes all of Seller’s vendor relationships and the lists of businesses that have utilized the technology on a test basis or are currently using the technology on a trial basis and are willing to enter into formal agreements to continue using the technology which will generate monthly residual revenues to the owner.

The purchase consideration to be paid at the closing shall be 625,000 shares of Series “A” Convertible Preferred Stock. Each share of Series “A” Convertible Preferred Stock shall have 100 votes per share and shall be convertible into 100 shares of the Company’s common stock, such conversion right shall be exercisable on or after the first anniversary of the closing of the asset acquisition.

NOTE 13 - RESTATEMENT

Subsequent to the issuance of the Company’s 2012 consolidated financial statements, management determined that several adjustments should be made for the consolidated financial statements to be fairly stated. The following tables reflect the effects of the restatement, by presenting the previously presented balances, restatement adjustments, and the balances as restated:

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 13 – RESTATEMENT (continued)

	December 31, 2012
	As Previously Stated	Restatement Adjustments	As Restated
ASSETS
Current Assets
Due from related party	$5,301	(1)	$5,300

Total Current Assets	5,301		5,300

Intangible assets - Web sites (Beta 1)	3,630,000	(3,630,000)	-
Intangible assets - Public Pages (Beta 2)	101,183	(101,183)	-

Total Assets	$3,736,484		$5,300

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$43,120	(2)	$43,118
Due to officer - related party	3,155		3,155
Notes payable	40,000		40,000
Accrued interest	5,073		5,073

Total Liabilities	91,348		91,346

Stockholders’ Deficit
Common stock: 95,000,000 shares authorized; $0.001 par value, 15,445,484 shares issued and outstanding at December 31, 2013 and 2012, respectively	15,445		15,445
Preferred stock: 5,000,000 shares authorized; $0.001 par value, no shares issued and outstanding. at December 31, 2013 and 2012, respectively	-		-
Additional paid In Capital	3,806,874	(15,000)	3,791,874
Deficit accumulated during the development stage	(177,183)	(3,716,182)	(3,893,365)

Total Stockholders’ Deficit	3,645,136		(86,046)

Total Liabilities and Stockholders’ Deficit	$3,736,484		$5,300

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 13 – RESTATEMENT (continued)

	For the Year Ended December 31, 2012
	As Previously Stated	Restatement Adjustments	As Restated
Revenues	$-		$-

Cost of Sales	-		-

Gross Profit	-		-

Opening Expenses
General and Administrative	748	(748)	-
Impairment of Web Sites	-	3,731,183	3,731,183
Professional Services	13,100	748	13,848

Total Opening Expenses	13,848		3,745,031

Other Expenses
Interest Expense	(4,000)		(4,000)

Total Other Expenses	(4,000)		(4,000)

Net Loss	$(17,848)	(3,731,183)	$(3,749,031)

Basic and Diluted Loss per Share	$(0.00)	(0.24)	$(0.24)

Basic and Diluted Weighted Average Number of Shares Outstanding	15,445,484		15,445,484

	For the Year Ended December 31, 2012
	As Previously Stated	Restatement Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,848)	(3,731,183)	$(3,749,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Intangible asset impairment	-	3,731,183	3,731,183
Changes in operating assets and operating liabilities:
Accounts payable	13,848		13,848
Accrued interest	4,000		4,000
Net Cash Used In Operating Activities	$-		$-

