Form 10-Q
period 2013-09-30
NETWORKING PARTNERS INC
filed 2014-08-27
CIK 1518041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 25, 2014, there were 15,445,484 outstanding shares of the Registrant’s Common Stock, $.001 par value.

INDEX

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.	F-1

Consolidated Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012	F-1

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 and for the Period November 2, 2010 (inception) through September 30, 2013 (unaudited)	F-2

Consolidated Statements of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2013 and for the Period November 2, 2010 (inception) through September 30, 2013 (unaudited)	F-3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and for the Period November 2, 2010 (inception) through September 30, 2013 (unaudited)	F-4

Notes to Consolidated Financial Statements – September 30, 2013 (unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Development Stage Activities	3

Item 3. Quantitative and Qualitative Disclosures about Market Risk	5

Item 4. Controls and Procedures	5

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.	7

Item 1.A. Risk Factors	7

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3. Defaults Upon Senior Securities	7

Item 4. Mine Safety Disclosures.	7

Item 5. Other Information.	7

Item 6. Exhibits	7

SIGNATURES	8

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets
Due from related-party	$-	$5,300

Total Current Assets	-	5,300

Total Assets	$-	$5,300

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$52,589	$43,118
Due to related-party	3,119	3,155
Advances payable	36,160	-
Notes payable	40,000	40,000
Accrued interest	8,073	5,073

Total Liabilities	139,941	91,346

Commitments and Contingencies (See Note 9)

Stockholders’ Equity (Deficit)
Common stock: 95,000,000 shares authorized; $0.001 par value, 15,445,484 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	15,445	15,445
Preferred stock: 5,000,000 shares authorized; $0.001 par value, no shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	-	-
Additional paid In capital	3,791,874	3,791,874
Deficit accumulated during the development stage	(3,947,260)	(3,893,365)

Total Stockholders’ Equity (Deficit)	(139,941)	(86,046)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$5,300

See accompanying unaudited notes to the unaudited consolidated financial statements

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

					For the Period
					from
					November 2, 2010
	For the Three Months Ended		For the Nine Months Ended		(inception)
	September 30,		September 30,		through
	2013	2012	2013	2012	September 30, 2013
				(As Restated)
Revenues	$-	$-	$-	$-	$1,812

Cost of Sales	-	-	-	-	239

Gross Profit	-	-	-	-	1,573

Operating Expenses
General and Administrative	-	-	35,000	-	102,847
Impairment of Web Sites	-	-	-	3,731,183	3,731,183
Professional Services	2,500	2,500	15,895	11,348	103,539

Total Operating Expenses	2,500	2,500	50,895	3,742,531	3,935,996

Other Expenses
Interest Expense	(1,000)	(1,000)	(3,000)	(3,000)	(11,264)

Total Other Expenses	(1,000)	(1,000)	(3,000)	(3,000)	(11,264)

Net Loss	$(3,500)	$(3,500)	$(53,895)	$(3,745,531)	$(3,947,260)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.24)	$(0.26)

Basic and Diluted Weighted Average Number of Shares Outstanding	15,445,484	15,445,484	15,445,484	15,445,484	14,898,203

See accompanying unaudited notes to the unaudited consolidated financial statements

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2013 and for the Period from November 2, 2010 (inception) to September 30, 2013

(unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance at inception November 2, 2010	-	$-	$-	$-	$-

Common stock subscribed	7,556,327	7,556	-	-	7,556

Net loss for the period from November 2, 2010 (inception) through December 31, 2010	-	-	-	(3,500)	(3,500)

Balance December 31, 2010	7,556,327	7,556	-	(3,500)	4,056

Common stock issued for asset acquisition	7,260,000	7,260	3,622,740	-	3,630,000

Common stock issued for debt conversions	629,157	629	169,134	-	169,763

Net loss for the year ended December 31, 2011	-	-	-	(140,834)	(140,834)

Balance December 31, 2011	15,445,484	15,445	3,791,874	(144,334)	3,662,985

Net loss for the year ended December 31, 2012	-	-	-	(3,749,031)	(3,749,031)

Balance December 31, 2012	15,445,484	15,445	3,791,874	(3,893,365)	(86,046)

Net loss for the nine months ended September 30, 2013	-	-	-	(53,895)	(53,895)

Balance September 30, 2013	15,445,484	$15,445	$3,791,874	$(3,947,260)	$(139,941)

See accompanying unaudited notes to the unaudited consolidated financial statements

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			For the Period
			from
			November 2, 2010
	For the Nine Months Ended		(inception)
	September 30,		through
	2013	2012	September 30, 2013
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,895)	$(3,745,531)	$(3,947,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Intangible asset impairment	-	3,731,183	3,731,183
Changes in operating assets and operating liabilities:
Accounts payable	9,470	11,348	67,589
Accrued interest	3,000	3,000	11,231
Net Cash Used In Operating Activities	(41,425)	-	(137,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible asset - Koiniclub.com (Beta v2)	-	-	(101,183)
Net Cash Used In Investing Activities	-	-	(101,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions	-	-	7,556
Proceeds from advances payable	36,160	-	36,160
Proceeds from related parties	5,265	-	3,119
Proceeds from notes payable	-	-	191,605
Net Cash Provided By Financing Activities	41,425	-	238,440

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$3,190
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in asset acquisition	$-	$-	$3,630,000
Common stock issued upon conversion of notes payable and accrued interest	$-	$-	$154,763
Common stock issued upon conversion of accounts payable	$-	$-	$15,000

See accompanying unaudited notes to the unaudited consolidated financial statements

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS

Networking Partners, Inc. (the “Company”) was organized under the laws of the State of Nevada on November 2, 2010. The Company’s business is based on developing tools and technology in connection with the acquisition of the same, and partnering with compatible businesses for in-house developed projects aimed at developing networking systems.

On November 5, 2010, the Company created a wholly owned foreign subsidiary named Koini, Inc., (“Koini”), a Canadian corporation located on Prince Edward Island, Canada. Koini was setup as a special purpose company to manage and continually develop koini.com and koiniclub.com, two fully functional social networking web-sites purchased from a third party on December 21, 2010. The websites were purchased by the Company to have Koini run and manage. Koini.com and “koiniclub.com’s” target market was to be young people between the ages of 7 and 13. The functionality of the websites was to be comparable to the combination of Facebook, Twitter and Myspace’s networking applications. The websites’ customizable profiles and pages provided a Myspace feel and the functionality of its “Friending” and “Groups” provided a Facebook feel.

On August 20, 2011 the board of directors decided to change the legal name of Koini Inc. (Canada) to Networking Partners Canada Inc.

During 2012, management impaired the cost of the websites due to the inability of raising capital and the lack of revenue. The Company ceased operations in the Canadian subsidiary named Koini, Inc., in 2013. (See Note 6)

Management has been actively pursuing, and has accelerated its efforts, to evaluate emerging technologies and acquire complimentary operational assets in emerging markets, with a primary focus on technology and technology delivery, marketing and marketing solutions, on which to base the Company’s future business activities. Management is seeking to acquire assets and technology with high potential for immediate growth which will generate revenue and have complimentary and synergistic business models to further the Company’s Plan of Operations, in exchange for the Company’s securities. The Company has not realized any revenues as of yet from its plan of operations.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013 or for any other future period. These unaudited consolidated financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on July 14, 2014 (our “10-K”).

The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. As such, the Company is presented as in the development stage from November 2, 2010 through September 30, 2013. During the development stage the Company was primarily engaged in the development of social media platforms. The initial focus of the Company’s research and development efforts was the generation of products and services for web-sites geared toward the children’s market. The production and marketing of the Company’s web-sites and its ongoing research and development activities will be subject to extensive review by the Company’s management and Board of Directors. The Company’s success will depend in part on its ability to generate advertising sales. There can be no assurance of the Company’s successful efforts. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s financial needs.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE 2 - BASIS OF PRESENTATION (continued)

There was no revenue for the nine months ended September 30, 2013 and for the year ended December 31, 2012. The accompanying consolidated financial statements for the nine months ended September 30, 2013 have been prepared assuming the Company will continue as a going concern. (See Note 3)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $3,947,260 at September 30, 2013. For the nine months ended September 30, 2013 the Company had a net loss and cash used in operations of $53,895 and $41,425, respectively. The Company had a working capital deficiency of $139,941 at September 30, 2013.

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

September 30, 2013

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

Net Income per Common Share - Net loss per common share is computed pursuant to section 260-10 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2013.

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

September 30, 2013

(unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis,

consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2013, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine months ended September 30, 2013.

Segment Reporting - In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,“Disclosures about Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2013.

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after September 30, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 5 - DUE FROM RELATED PARTY

The amount due from related party, who was a principal stockholder, consisted of the following at September 30, 2013 and December 31, 2012, respectively.

	September 30, 2013	December 31, 2012

Anne’s Diary Inc.	$-	$ 5, 300

As of December 31, 2012, the Company held a receivable from a Canadian entity, Anne’s Diary Inc., in the amount of $5,300 in relation to the purchase of the social networking websites. During 2013, this receivable was assigned by Anne’s Diary to Enzo Taddei, the Company’s sole officer and director, and is netted in the Due to Officer amount of $3,119 as presented in the Company’s unaudited consolidated financial statements for the nine months ended September 30, 2013. (See Note 7)

NOTE 6 - INTANGIBLE ASSET

On December 21, 2010, the Company acquired two web-sites, koini.com and koiniclub.com, from a Canadian entity, Anne’s Diary Inc., via a stock subscription agreement. The agreement stated that the Company must amend its Articles of Incorporation to increase authorized common stock to enable the distribution of the appropriate amount of shares to Anne’s Diary Inc., in an amount equal 49% of issued and outstanding, immediately following the approved Certificate of Amendment in the State of Nevada, no later than 180 days of the transaction. On April 12, 2011, the Company issued 7,260,000 common shares to Anne´s Diary, Inc. consummating the purchase of the social networking websites as per agreement.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE 6 - INTANGIBLE ASSET (continued)

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

NOTE 7 - DEBT

Due to related party - consisted of the following at September 30, 2013 and December 31, 2012,

	September 30, 2013	December 31, 2012

Due to officer	$3,119	$3,155

Due to related party represents non-interest bearing advances to the Company from our former President, Pino G. Baldassarre during 2011. During 2013, this liability was assigned by the former president to Enzo Taddei, the Company’s sole officer and director.

Advances payable - consisted of the following at September 30, 2013 and December 31, 2012,

	September 30, 2013	December 31, 2012

Advances payable	$36,160	$-

Advances payable represents non-interest bearing advances to the Company during 2013, from a non-affiliated third party individual, utilized for payments to service providers.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE 7 - DEBT (continued)

Notes Payable and Accrued interest - consisted of the following at September 30, 2013 and December 31, 2012,

	September 30, 2013	December 31, 2012

Notes payable	$40,000	$40,000

Accrued interest	$8,073	$5,073

During September and October of 2011 the Company executed Promissory Notes with three unaffiliated individuals for an aggregate amount of $40,000 loaned to the Company for working capital purposes. Each Promissory Note bears interest at the rate of 10% and has a term of eighteen months. To date, the three note holders have verbally agreed to renew and extend the Promissory Notes each month until the Company has the available funds to repay the principal and interest: a $5,000 note was issued September 1, 2011 and was initially due February 28, 2013; a $15,000 note was issued September 1, 2011 and was initially due March 18, 2013; and a $20,000 note was issued October 11, 2011 and was initially due April 10, 2013. The Promissory Notes are presented on the Company’s financial statements in the amount of $40,000. Accrued interest relating to the Notes was $8,073 and $5,073 for the nine months ended September 30, 2013 and for the year ended December 31, 2012, respectively.

The Company received various advances and issued promissory notes in 2011 that were converted to equity. See Note 8 for a detailed discussion on debt conversions to equity.

NOTE 8 - STOCKHOLDERS DEFICIT

A) Common Stock

The company’s amended Articles of Incorporation authorize the issuance of 95,000,000 common shares at $0.001 par value per share.

Unregistered Sales and Issuance of Equity Securities

The Company had 15,445,484 issued and outstanding common stock shares as of September 30, 2013. No shares of common stock were issued during the nine months ended September 30, 2013 or fiscal 2012. Details of the issued and outstanding common stock shares issued in 2010 and 2011 are presented below:

Amount of Shares
Description	Issued and Outstanding

Stock issued to private offering subscribers	7,556,327
Stock issued for acquisition of assets	7,260,000
Stock issued for conversion of debt	629,157
Total common stock shares issued and outstanding	15,445,484

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE 8 - STOCKHOLDERS DEFICIT (continued)

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

No preferred shares have been issued since inception through September 30, 2013 (See Note 11).

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 10 - RELATED PARTY TRANSACTIONS

Since inception, the Company has conducted transactions with officers. See Note 7 for details of these transactions.

NOTE 11 - SUBSEQUENT EVENTS

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

The purchase consideration to be paid at the closing shall be 625,000 shares of Series “A” Convertible Preferred Stock. Each share of Series “A” Convertible Preferred Stock shall have 100 votes per share and shall be convertible into 100 shares of the Company’s common stock, such conversion right shall be exercisable on or after the second anniversary of the closing of the asset acquisition.

NOTE 12 - RESTATEMENT

Subsequent to the issuance of the Company’s September 30, 2012 consolidated financial statements, management determined that several adjustments should be made to the Consolidated Statement of Operations and to the Statement of cash Flow for the nine months ended September 30, 2012 for the consolidated financial statements to be fairly stated. The net loss was increased by $3,735,031 reflecting an increase in impairment expense $3,731,183 and in professional expense of $3,848. The net cash flows did not change, but the components of the cash used in operating activities, reflects the above expense charges. Net loss per share increased to $0.24 from $0.

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

Overview

On November 5, 2010, the Company created a wholly owned foreign subsidiary named Koini, Inc., (“Koini”), a Canadian corporation located on Prince Edward Island, Canada. Koini was setup as a special purpose company to manage and continually develop koini.com and koiniclub.com, two fully functional social networking web-sites purchased from a third party on December 21, 2010. The websites were purchased by the Company to have Koini run and manage. Koini.com and “koiniclub.com’s” target market was to be young people between the ages of 7 and 13. The functionality of the websites was to be comparable to the combination of Facebook, Twitter and Myspace’s networking applications. The websites’ customizable profiles and pages provided a Myspace feel and the functionality of its “Friending” and “Groups” provided a Facebook feel.

On August 20, 2011 the board of directors decided to change the legal name of Koini Inc. (Canada) to Networking Partners Canada Inc.

During 2012, management impaired the cost of the websites due to the inability of raising capital and the lack of revenue. The Company ceased operations in the Canadian subsidiary named Koini, Inc., in 2013.

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $3,947,260 at September 30, 2013. There was no revenue for the three month period ended September 30, 2013 and the Company had a working capital deficiency of $139,941 at September 30, 2013.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. It is our belief that if we become current with our regulatory filings and raise a sufficient amount of capital, such monies will last twelve months and will allow us to fully implement our business plan.

Results and comparison of the three month periods ended September 30, 2013 and 2012:

The Company had no revenue for the three month periods ended September 30, 2013 and 2012.

Operating expenses were $2,500 and $2,500 for the three month periods ended September 30, 2013 and 2012, respectively. Operating expenses consisted of $2,500 of legal and auditing professional services for both three month periods ended September 30, 2013 and 2012.

The Company incurred interest expense of $1,000 in the three month periods ended September 30, 2013 and 2012.

The Company had net losses of $3,500 and $3,500 for the three month periods ended September 30, 2013 and 2012, respectively.

Based on 15,445,484 weighted average shares outstanding for the three months ended September 30, 2013 and 2012, the loss per share was $0.00.

Results and comparison of the nine month periods ended September 30, 2013 and 2012:

The Company had no revenue for the nine month periods ended September 30, 2013 and 2012.

Operating expenses were $50,895 and $3,742,531 for the nine month periods ended September 30, 2013 and 2012, respectively. Operating expenses for the nine month period ended September 30, 2013 consisted of $50,895 of legal, auditing and accounting professional services and general and administration expenses. Operating expenses for the nine month period ended September 30, 2012 consisted of $11,348 of legal, auditing and accounting professional services and $3,731,183 as an impairment charge relating to our web sites.

The Company incurred interest expense of $3,000 in each of the nine month periods ended September 30, 2013 and 2012.

The Company had net losses of $53,895 and $3,745,531 for the nine month periods ended September 30, 2013 and 2012, respectively.

Based on 15,445,484 weighted average shares outstanding for the nine months ended September 30, 2013 and 2012, the loss per share was $0 and $0.24, respectively.

Liquidity and Capital Reserves:

For the nine month period ended September 30, 2013, we had no income and our operating expenses of $53,895 consisted primarily of legal, auditing and accounting professional services and general and administration expenses.

As of September 30, 2013, the Company had no cash and a working capital deficit of $139,941.

The Company withdrew its offering to raise additional capital in the amount of $2,500,000 on September 25, 2013 and the Company’s intention is to seek additional capital through other means that we are currently investigating. The Company is currently paying for certain operating expenses with funds that are paid directly to service providers on behalf of the Company by the Company’s sole officer and director. During the three month period ended September 30, 2013, the sole officer and director advanced funds in the aggregate amount of $5,265. The advanced funds are recorded on the Company’s books as Due to related party. Depending upon market conditions, the Company may not be successful in raising sufficient additional capital for it to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

The Company’s address for correspondence is 857 Sarno Road, Melbourne, Florida 32935.

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

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. These controls were ineffective due to material weaknesses in our internal control over financial reporting discussed below.

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

Our management used the framework set forth in the report entitled, “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that our internal control over financial reporting was not effective at September 30, 2013 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2013, our management had identified the following material weaknesses which still exist through the date of this report:

As of September 30, 2013 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, we have identified a material weakness relating to our lack of expertise in accounting for equity based transactions.

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

Notwithstanding the existence of these material weaknesses in internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our consolidated balance sheets at September 30, 2013 and our consolidated statements of operations, stockholders’ deficit and cash flows for the nine months ended September 30, 2013 in conformity with GAAP.

(b)	Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2013, we did not make any changes in our internal controls over financial reporting.

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

NETWORKING PARTNERS, INC.

Date: August 27, 2014	/s/ Enzo Taddei
Enzo Taddei
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Accounting and Financial Officer)

