Form 10-Q
period 2014-06-30
NETWORKING PARTNERS INC
filed 2014-08-27
CIK 1518041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

INDEX

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	F-1

Consolidated Balance Sheets at June 30, 2014 (unaudited) and December 31, 2013	F-1

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 and for the Period November 2, 2010 (inception) through June 30, 2014 (unaudited)	F-2

Consolidated Statements of Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2014 and for the Period November 2, 2010 (inception) through June 30, 2014 (unaudited)	F-3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 and for the Period November 2, 2010 (inception) through June 30, 2014 (unaudited)	F-4

Notes to Consolidated Financial Statements – June 30, 2014 (unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Development Stage Activities	3

Item 3. Quantitative and Qualitative Disclosures about Market Risk	5

Item 4. Controls and Procedures	5

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.	7

Item 1.A. Risk Factors	7

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3. Defaults Upon Senior Securities	7

Item 4. Mine Safety Disclosures	7

Item 5. Other Information	7

Item 6. Exhibits	7

SIGNATURES	8

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets
Total Current Assets	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$74,823	$55,089
Due to related-party	3,119	3,119
Advances payable	36,160	36,160
Notes payable	45,030	40,000
Accrued interest	11,191	9,073

Total Liabilities	170,323	143,441

Commitments and Contingencies (See Note 7)

Stockholders’ Equity (Deficit)
Common stock: 95,000,000 shares authorized; $0.001 par value, 15,445,484 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	15,445	15,445
Preferred stock: 5,000,000 shares authorized; $0.001 par value, no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	-
Additional paid In capital	3,791,874	3,791,874
Deficit accumulated during the development stage	(3,977,642)	(3,950,760)

Total Stockholders’ Equity (Deficit)	(170,323)	(143,441)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

See accompanying unaudited notes to the unaudited consolidated financial statements.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

					For the Period from
					November 2, 2010
	For the Three Months Ended		For the Six Months Ended		(inception)
	June 30,		June 30,		through
	2014	2013	2014	2013	June 30, 2014

Revenues	$-	$-	$-	$-	$1,812

Cost of Sales	-	-	-	-	239

Gross Profit	-	-	-	-	1,573

Operating Expenses
General and Administrative	4,505	1,000	6,505	15,536	111,852
Impairment of Web Sites	-	-	-	-	3,731,183
Professional Services	17,259	2,500	18,259	5,800	121,798

Total Operating Expenses	21,764	3,500	24,764	21,336	3,964,833

Other Expenses
Interest Expense	(1,113)	(1,000)	(2,118)	(2,000)	(14,382)

Total Other Expenses	(1,113)	(1,000)	(2,118)	(2,000)	(14,382)

Net Loss	$(22,877)	$(4,500)	$(26,882)	$(23,336)	$(3,977,642)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.27)

Basic and Diluted Weighted Average Number of Shares Outstanding	15,445,484	15,445,484	15,445,484	15,445,484	15,008,889

See accompanying unaudited notes to the unaudited consolidated financial statements.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2014 and for the Period from November 2, 2010 (inception) to June 30, 2014

(unaudited)

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance at inception November 2, 2010	-	$-	$-	$-	$-

Common stock subscribed	7,556,327	7,556	-	-	7,556

Net loss for the period from November 2, 2010 (inception) through December 31, 2010	-	-	-	(3,500)	(3,500)

Balance December 31, 2010	7,556,327	7,556	-	(3,500)	4,056

Common stock issued for asset acquisition	7,260,000	7,260	3,622,740	-	3,630,000

Common stock issued for debt conversions	629,157	629	169,134	-	169,763

Net loss for the year ended December 31, 2011	-	-	-	(140,834)	(140,834)

Balance December 31, 2011	15,445,484	15,445	3,791,874	(144,334)	3,662,985

Net loss for the year ended December 31, 2012	-	-	-	(3,749,031)	(3,749,031)

Balance December 31, 2012	15,445,484	15,445	3,791,874	(3,893,365)	(86,046)

Net loss for the year ended December 31, 2013	-	-	-	(57,395)	(57,395)

Balance December 31, 2013	15,445,484	15,445	3,791,874	(3,950,760)	(143,441)

Net loss for the six months ended June 30, 2014	-	-	-	(26,882)	(26,882)

Balance June 30, 2014	15,445,484	$15,445	$3,791,874	$(3,977,642)	$(170,323)

See accompanying unaudited notes to the unaudited consolidated financial statements.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

			For the Period from
			November 2, 2010
	For the Six Months Ended		(inception)
	June 30,		through
	2014	2013	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,882)	$(23,336)	$(3,977,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Intangible asset impairment	-	-	3,731,183
Changes in operating assets and operating liabilities:
Accounts payable	19,734	(14,824)	89,823
Accrued interest	2,118	2,000	14,349
Net Cash Used In Operating Activities	(5,030)	(36,160)	(142,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible asset - Koiniclub.com (Beta v2)	-	-	(101,183)
Net Cash Used In Investing Activities	-	-	(101,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock subscriptions	-	-	7,556
Proceeds from advances payable	-	36,160	36,160
Proceeds from related parties	-	-	3,119
Proceeds from notes payable	5,030	-	196,635
Net Cash Provided By Financing Activities	5,030	36,160	243,470

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$3,190
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in asset acquisition	$-	$-	$3,630,000
Common stock issued upon conversion of notes payable and accrued interest	$-	$-	$154,763
Common stock issued upon conversion of accounts payable	$-	$-	$15,000

See accompanying unaudited notes to the unaudited consolidated financial statements.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014 or for any other future period. These unaudited consolidated financial statements and the unaudited notes thereto should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on July 14, 2014 (our “10-K”).

The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. As such, the Company is presented as in the development stage from November 2, 2010 through June 30, 2014 (See Note 4). During the development stage the Company was primarily engaged in the development of social media platforms. The initial focus of the Company’s research and development efforts was the generation of products and services for web-sites geared toward the children’s market. The production and marketing of the Company’s web-sites and its ongoing research and development activities will be subject to extensive review by the Company’s management and Board of Directors. The Company’s success will depend in part on its ability to generate advertising sales. There can be no assurance of the Company’s successful efforts. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s financial needs.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

NOTE 2 - BASIS OF PRESENTATION (continued)

There was no revenue for the six months ended June 30, 2014 and for the years ended December 31, 2013 and 2012. The accompanying unaudited consolidated financial statements for the six months ended June 30, 2014 have been prepared assuming the Company will continue as a going concern. (See Note 3)

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $3,977,642 at June 30, 2014. For the six months ended June 30, 2014 the Company had a net loss of $26,882 and net cash of $5,030 used in operations. The Company had a working capital deficiency of $170,323 at June 30, 2014.

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

Net Income per Common Share - Net loss per common share is computed pursuant to section 260-10 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2014.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2014, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the six months ended June 30, 2014.

Segment Reporting - In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131,“Disclosures about Segments of an Enterprises and Related Information”. This Statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2014.

Recent Accounting Pronouncements

The Company will adopt UPDATE NO. 2014-10 – DEVELOPMENT STAGE ENTITIES (TOPIC 915): ELIMINATION OF CERTAIN FINANCIAL REPORTING REQUIREMENTS, INCLUDING AN AMENDMENT TO VARIABLE INTEREST ENTITIES GUIDANCE IN TOPIC 810, CONSOLIDATION effective September 30, 2014.

Additional Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after June 30, 2014 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

NOTE 5 - DEBT

Due to related-party - consisted of the following at June 30, 2014 and December 31, 2013,

	June 30, 2014	December 31, 2013

Due to related-party	$3,119	$3,119

As of December 31, 2012, the Company held a receivable from a Canadian entity, Anne’s Diary Inc., in the amount of $5,300 in relation to the purchase of the social networking websites. During 2013, this receivable was assigned by Anne’s Diary to Enzo Taddei, the Company’s sole officer and director, and is netted in the Due to related-party amount of $3,119 as of June 30, 2014, which also includes non-interest bearing advances to the Company from our former President, Pino G. Baldassarre during 2011, that were assigned by the former president to Enzo Taddei, the Company’s sole officer and director and $5,264 of non-interest bearing advances to the Company by Mr. Taddei during the third quarter of 2013 in the form of payments made by Mr. Taddei on behalf of the Company for its operating expenses.

Advances payable - consisted of the following at June 30, 2014 and December 31, 2013,

	June 30, 2014	December 31, 2013

Advances payable	$36,160	$36,160

Advances payable represents non-interest bearing advances to the Company during 2013, from a non-affiliated third party individual, utilized for payments to service providers.

Notes Payable and Accrued interest - consisted of the following at June 30, 2014 and December 31, 2013,

	June 30, 2014	December 31, 2013

Notes payable	$45,030	$40,000

Accrued interest	$11,191	$9,073

During September and October of 2011 the Company executed Promissory Notes with three unaffiliated individuals for an aggregate amount of $40,000 loaned to the Company for working capital purposes. Each Promissory Note bears interest at the rate of 10% and has a term of eighteen months. To date, the above-mentioned three note holders have verbally agreed to renew and extend the Promissory Notes each month until the Company has the available funds to repay the principal and interest: a $5,000 note was issued September 1, 2011 and was initially due February 28, 2013; a $15,000 note was issued September 1, 2011 and was initially due March 18, 2013; and a $20,000 note was issued October 11, 2011 and was initially due April 10, 2013. In addition, the Company executed two Promissory Notes with an unaffiliated individual for an aggregate amount of $5,030 loaned to the Company for working capital purposes during March and April of 2014 bearing interest at the rate of 10% with terms of one year and maturity dates in March and April of 2015. The Promissory Notes are presented on the Company’s financial statements in the amount of $45,030 and $40,000 at March 31, 2014 and December 31, 2013, respectively. Interest expense relating to the Promissory Notes was $2,118 for the six months ended June 30, 2014 and accrued interest relating to the Promissory Notes was $11,191 and $9,073 at June 30, 2014 and December 31, 2013, respectively.

NOTE 6 - STOCKHOLDERS EQUITY (DEFICIT)

A) Common Stock

The Company had 15,445,484 issued and outstanding common stock shares as of June 30, 2014. No shares of common stock were issued during the six months ended June 30, 2014 or fiscal 2013 and 2012.

NETWORKING PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

NOTE 6 - STOCKHOLDERS EQUITY (DEFICIT)

B) Preferred Stock

The company’s Articles of Incorporation authorize the issuance of 5,000,000 preferred shares at $0.001 par value per share. The Board of Directors has the power to designate the rights and preferences of the preferred stock and issue the preferred stock in one or more series.

No preferred shares have been issued since inception through June 30, 2014.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

NOTE 8 - RELATED PARTY TRANSACTIONS

Since inception, the Company has conducted transactions with officers. See Note 5 for details of these transactions.

NOTE 9 - SUBSEQUENT EVENTS

On April 22, 2014, Networking Partners, Inc. (“Company”) entered into a definitive Asset Purchase Agreement with Mr. Chad Steinhart (“Steinhart”), pursuant to which the Company would acquire certain assets from Mr. Steinhart. The closing of the asset acquisition is anticipated to occur during August 2014.

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit of $3,977,642 at June 30, 2014. There was no revenue for the six months ended June 30, 2014 and the Company had a working capital deficiency of $170,323 at June 30, 2014.

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

Results and comparison of the three month periods ended June 30, 2014 and 2013:

The Company had no revenue for the three months ended June 30, 2014 and 2013.

Operating expenses were $21,764 and $3,500 for the three months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014, operating expenses consisted of $17,259 of legal and auditing professional services and $4,505 of general and administrative expenses. For the three months ended June 30, 2013, operating expenses consisted of $2,500 of legal and auditing professional services and $1,000 of general and administrative expenses.

The Company incurred interest expense of $1,113 and $1,000 for the three months ended June 30, 2014 and 2013, respectively.

The Company had net losses of $22,877 and $4,500 for the three months ended June 30, 2014 and 2013, respectively.

Based on 15,445,484 weighted average shares outstanding for the three months ended June 30, 2014, the loss per share was $0.00.

Results and comparison of the six month periods ended June 30, 2014 and 2013:

The Company had no revenue for the six months ended June 30, 2014 and 2013.

Operating expenses were $24,764 and $21,336 for the six months ended June 30, 2014 and 2013, respectively. For the months ended June 30, 2014, operating expenses consisted of $18,259 of legal and auditing professional services and $6,505 of general and administrative expenses. For the six months ended June 30, 2013, operating expenses consisted of $5,800 of legal and auditing professional services and $15,536 of general and administrative expenses which included $11,000 of consulting expenses and $4,536 of filing expenses related to Company becoming current with its regulatory filings.

The Company incurred interest expense of $2,118 and $2,000 for the six months ended June 30, 2014 and 2013, respectively.

The Company had net losses of $26,882 and $23,336 for the six months ended June 30, 2014 and 2013, respectively.

Based on 15,445,484 weighted average shares outstanding for the six months ended June 30, 2014, the loss per share was $0.00.

Liquidity and Capital Reserves:

For the six months ended June 30, 2014, we had no income and our operating expenses of $24,764 consisted primarily of $18,259 of legal and auditing professional services and $6,505 of general and administrative expenses.

As of June 30, 2014, the Company had no cash and a working capital deficit of $170,323.

The Company withdrew its offering to raise additional capital in the amount of $2,500,000 on September 25, 2013 and the Company’s intention is to seek additional capital through other means that we are currently investigating. The Company is currently paying for certain operating expenses with funds that are paid directly to service providers on behalf of the Company by the Company’s sole officer and director. During the six month period ended June 30, 2014, the Company executed two Promissory Notes with an unaffiliated individual for an aggregate amount of $5,030 loaned to the Company for working capital purposes in March and April of 2014 bearing interest at the rate of 10% with terms of one year and maturity dates in March and April 2015. The loaned funds are recorded on the Company’s books as part of Notes payable. Depending upon market conditions, the Company may not be successful in raising sufficient additional capital for it to achieve its business objectives. In such event, the business, prospects, financial condition, and results of operations could be materially adversely affected.

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

Our management used the framework set forth in the report entitled, “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that our internal control over financial reporting was not effective at June 30, 2014 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of June 30, 2014, our management had identified the following material weaknesses which still exist through the date of this report:

As of June 30, 2014 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, we have identified a material weakness relating to our lack of expertise in accounting for equity based transactions.

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

Notwithstanding the existence of these material weaknesses in internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our consolidated balance sheet at June 30, 2014 and our consolidated statements of operations, stockholders’ deficit and cash flows for the six months ended June 30, 2014 in conformity with GAAP.

(b)	Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2014, we did not make any changes in our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not aware of any threatened or pending litigation against the Company.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index below for exhibits required by Item 601 of regulation S-K.

EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit	Description

31.1* 31.2*	Certification under Section 302 of Sarbanes-Oxley Act of 2002 Certification under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification under Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification under Section 906 of Sarbanes-Oxley Act of 2002

101*	Interactive Data Files pursuant to Rule 405 of Regulation S-T

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

